Form 10-Q
period 1993-12-31
ZERO CORP
filed 1994-02-15
CIK 109284

                   				SECURITIES AND EXCHANGE COMMISSION
 		                        Washington, D.C.  20549

                              				FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1993

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
            ________________ to _________________


Commission file number:		1-5260


                     		Z E R O  C o r p o r a t i o n
             (Exact name of registrant as set forth in its charter)


	Delaware	                                 					95-1718077
(State or other jurisdiction of               (I.R.S.  Employer
incorporation or organization)                Identification Number)

444 South Flower Street, Suite #2100, Los Angeles, CA 90071-2922
(Address of principal executive offices)             (Zip Code)

                		         (213)629-7000
	    (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  	YES [X]   NO [ ]

There were 16,074,371 shares of Registrant's Common Stock outstanding as of January 31, 1994.

PART I  -  FINANCIAL INFORMATION

Corporation for which information is given:

This report is filed for ZERO Corporation and its subsidiaries (hereafter "Registrant" or "Company") for the quarterly period ended December 31, 1993.


Item 1. 	Financial Statements

     a. 	The Statements of Consolidated Income required by Rule 10-01
        	of Regulation S-X are herewith filed as Exhibit Ia and are incorporated herein by reference.

        	The Consolidated Balance Sheets required by Rule 10-01 of Regulation S-X are herewith filed as Exhibit Ib and are incorporated herein by reference.

        	The Statements of Consolidated Cash Flows required by Rule 10-01 of Regulation S-X are as follows:


   								                                        	For The Nine Months Ended
                                           									December 31,		December 31,
								                                               	1993	        	1992
OPERATING ACTIVITIES:
   NET CASH PROVIDED BY OPERATING ACTIVITIES						  		$	9,150,000 	$13,735,000
INVESTING ACTIVITIES:
   DECREASE (INCREASE) IN SHORT-TERM INVESTMENTS	 						1,229,000	 	(3,376,000)
   EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT						(2,995,000)		(3,944,000)
   PURCHASE OF NON-CASH ASSETS OF ACQUIRED BUSINESS
    AND OTHER								                                 	(1,779,000)	   	265,000
      NET CASH REQUIRED BY INVESTING ACTIVITIES								(3,545,000)		(7,055,000)
FINANCING ACTIVITIES:
   DIVIDENDS PAID	                             								(4,744,000)		(4,715,000)
   NET PAYMENTS ON LONG-TERM DEBT								                 	---	    	(1,165,000)
   OTHER (INCLUDING EFFECT OF EXCHANGE RATE CHANGES)						555,000	    	232,000
      NET CASH REQUIRED BY FINANCING ACTIVITIES								(4,189,000)		(5,648,000)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS				1,416,000	  	1,032,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD								9,546,000	 	13,310,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD *					 			 $10,962,000	 $14,342,000

These Statements of Consolidated Cash Flows for the nine months ended
December 31, 1993 and 1992 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results for the periods.

<F01>
* Cash and Cash Equivalents include liquid investments purchased with maturities of three months or less. At December 31, 1993 and 1992 short-term investments with maturities longer than three months totaled $19,636,000 and $13,765,000, respectively.

Item 2. 	Management's Discussion and Analysis of
        	Financial Condition and Results of Operation

The following should be read in conjunction with the financial statements included or incorporated herein by reference.

Results of Operation:

Net Sales for the three and nine month periods ended December 31, 1993 increased approximately 4% and 6%, respectively, when compared to the same periods in the prior year. The increases were primarily attributable to continued growth within the instrumentation/communications and data processing/peripherals markets partially offset by weakness in the government/military and consumer markets. Growth in revenue from the airline/airborne cargo market during the first half of fiscal 1994 also contributed to the year-to-date increase.

Cost of Sales, as a percent of Net Sales, remained virtually unchanged when compared to the prior year's periods. Selling and Administrative Expenses, as a percent of net Sales, decreased slightly during the fiscal 1994 periods due primarily to higher sales volumes and cost containment efforts.

The Company has benefitted from the implementation of various cost containment programs, and will continue to focus on opportunities to reduce costs and improve margins.

Financial Condition:

For the nine months ended December 31, 1993 cash and cash equivalents increased $1,416,000 versus an increase of $1,032,000 in the fiscal 1993 period. The increase was primarily due to decreases in short-term investments, capital expenditures and accounts receivable, offset by decreases in current liabilities and the purchase of certain assets from a case hardware manufacturer in August 1993.

The Company's working capital increased to $64,153,000 from $59,576,000 at March 31, 1993 primarily as the result of higher Net Sales. Management believes that cash from operations, together with the Company's short-term investments and ability to obtain financing, will provide sufficient funds to finance current and forecasted operations, including potential acquisitions. The Company will continue to invest its available funds in liquid, low risk investments.

Exhibit Ia - 	The Company's Statements of Consolidated Income for the
             	Three and Nine Months Ended December 31, 1993 and 1992.

Exhibit Ib - 	The Company's Consolidated Balance Sheets as of
             	December 31, 1993 and March 31, 1993.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On January 10, 1994 a division of the Company received an administrative subpoena from the U.S. Government, General Services Administrative (GSA), Office of Inspector General, seeking documents related to certain GSA contracts. The matter is in a preliminary stage and the Company is unable to assess the situation further at this time; however, the Company believes that the subpoena is directed towards an examination of freight charges on the contracts. The Company is cooperating with the GSA.

In its September 1992 Form 10-Q, the Company reported that notice had been received from the U.S. Environmental Protection Agency (EPA) that the Company is considered by the EPA as a potentially responsible party relating to certain property in Burbank, California referred to as the Glendale North Operable Unit of the San Fernando Valley Superfund Site (the Site). In November 1993 the Company joined a group of twenty-seven parties, also named by the EPA as potentially responsible, formed for the purpose of cooperating in negotiations with the EPA regarding the Site (the PRP Group). The PRP Group is currently negotiating, without admission of fact or liability, for the performance of the remedial design of a groundwater extraction and treatment system for both the North Glendale and Glendale South Operable Units, combined by the EPA for remediation purposes. Consultants to the PRP Group estimate the cost of the remedial design phase will range from $2.5 to $3.5 million. On January 3, 1994 the Company received notice that another consultant engaged by the PRP Group had made a preliminary assessment of 6.98% as the Company's interim allocable share of the costs to be incurred for the remedial design. This percentage is subject to adjustment under certain circumstances, including completion of an assessment by the Company and its advisors of the nature and extent, if any, of its alleged contribution to the contamination and the naming of additional responsible parties. Published estimates by the EPA as of June 1993 for remediation only are $36.4 and $25.0 million for the North and South Operable Units, respectively. Negotiations between the Company and various of its insurance carriers is on-going and, to the extent recovery is available, the Company's liability will be decreased. The Company believes, based on information currently available, any liability that may result from the resolution of this matter will not have a material adverse effect on its financial position.

Item 6.	Exhibits and Reports on Form 8-K

     a. 	Exhibits - None

     b. 	Reports on Form 8-K - None

                              				SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      				ZERO Corporation


Date:  February 15, 1994



                                      			/s/ G. A. Daniels
		                                       	G. A. Daniels, Vice President
			                                        and Chief Financial Officer


                                      			/s/ E. A. Sand
		                                       	E. A. Sand, Controller
			                                        and Chief Accounting Officer

       			               ZERO CORPORATION AND SUBSIDIARIES
       			               STATEMENTS OF CONSOLIDATED INCOME

                            				    Three Months Ended					    Nine Months Ended
				                                   December 31,					         December 31,
                                 				1993		      	 1992	     	  1993		        1992
NET SALES		                    	 $42,138,000		 $40,558,000	  $127,303,000	  $119,545,000
INTEREST INCOME				                  298,000		    	244,000		      778,000		      730,000
OTHER INCOME				                     175,000			    350,000		      818,000		      655,000
	TOTAL			                         42,611,000			 41,152,000		  128,899,000		  120,930,000
COST AND EXPENSES:
 COST OF SALES			                	28,004,000		 	27,066,000	   	83,348,000	   	77,675,000
 SELLING AND ADMIN. EXPENSES			   	8,577,000		  	8,347,000		   26,373,000		   25,791,000
 DEPRECIATION				                  1,120,000			  1,106,000		    3,358,000		    3,387,000
 INTEREST EXPENSE			                	136,000			    141,000		      374,000		      504,000
	TOTAL			                         37,837,000			 36,660,000		  113,453,000		  107,357,000
INCOME BEFORE TAXES				            4,774,000			  4,492,000		   15,446,000		   13,573,000
INCOME TAXES				                   1,889,000			  1,788,000		    6,109,000	    	5,333,000
NET INCOME			                    $	2,885,000		 $ 2,704,000	  $ 	9,337,000	  $ 	8,240,000

PRIMARY EARNINGS PER SHARE			         $	0.18		      $	0.17	        $	0.59	        $	0.52
DIVIDENDS DECLARED PER SHARE		       	$	0.10	      	$	0.10	        $	0.30       	 $	0.30
AVERAGE NUMBER OF SHARES
   OUTSTANDING			                	16,039,000			 15,813,000		   15,941,000	  	 15,762,000

These Statements of Consolidated Income for the Three and Nine Months Ended December 31, 1993 and 1992 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results for the periods.

The Company adopted a new statement on Accounting for Income Taxes effective April 1, 1993 and elected not to restate prior years. The cumulative effect of this accounting change was not material.

                              				Exhibit Ia

                   			   ZERO CORPORATION AND SUBSIDIARIES
                    			   CONSOLIDATED BALANCE SHEETS

                                       							    		December 31,  		March 31,
				                                          				     	1993	         	1993
ASSETS
CURRENT ASSETS
   CASH AND SHORT-TERM INVESTMENTS							          $	30,598,000	  $	30,411,000
   ACCOUNTS RECEIVABLE (LESS ALLOWANCE FOR
      DOUBTFUL ACCOUNTS OF $848,000 AND $886,000,
       RESPECTIVELY)									                        22,979,000	   	23,164,000
   INVENTORIES
      RAW MATERIALS AND SUPPLIES            									12,421,000	   	11,657,000
      WORK IN PROCESS									                        6,163,000		    6,530,000
      FINISHED GOODS									                         3,377,000		    3,481,000
   OTHER								                                     	5,570,000		    4,829,000
	   TOTAL CURRENT ASSETS							                     	81,108,000		   80,072,000
PROPERTY, PLANT AND EQUIPMENT								               	71,674,000		   70,721,000
LESS ACCUMULATED DEPRECIATION AND AMORTIZATION						(41,975,000)		 (41,716,000)
   NET PROPERTY, PLANT AND EQUIPMENT				        					29,699,000		   29,005,000
GOODWILL								                                    	30,894,000		   31,647,000
OTHER ASSETS								                                	13,789,000		   13,147,000
		TOTAL ASSETS						                               $155,490,000	  $153,871,000


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   ACCOUNTS AND NOTES PAYABLE			               	 		$ 	5,689,000  	$ 	5,251,000
   ACCRUED WAGES AND COMMISSIONS									             4,576,000		    6,542,000
   ACCRUED INCOME AND OTHER TAXES								            	1,992,000		    2,766,000
   OTHER									                                     4,698,000		    5,937,000
	   TOTAL CURRENT LIABILITIES							                	16,955,000		   20,496,000
OTHER NON-CURRENT LIABILITIES (PRIMARILY
   DEFERRED COMPENSATION)	                    								4,465,000	    	4,704,000
STOCKHOLDERS' EQUITY
   PREFERRED STOCK $.01 PAR VALUE; NONE ISSUED
   COMMON STOCK $.01 PAR VALUE                 									160,000	      	160,000
   ADDITIONAL PAID-IN-CAPITAL									               29,869,000		   28,273,000
   RETAINED EARNINGS									                       105,861,000		  102,020,000
								                                           	135,890,000	  	130,453,000
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS									      (143,000)		    (105,000)
TREASURY STOCK (162,700 SHARES), AT COST								    	(1,677,000)		  (1,677,000)
	   TOTAL STOCKHOLDERS' EQUITY						              		134,070,000		  128,671,000
		TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     	 $155,490,000	  $153,871,000

The Consolidated Balance Sheet as of December 31, 1993 is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position.

                            				   Exhibit Ib