Form 10-K
period 1994-03-31
ZERO CORP
filed 1994-06-29
CIK 109284

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1994  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO___________

Commission file number 1-5260

                               ZERO CORPORATION
- - --------------------------------------------------------------------------------
            (Exact name of registrant as set forth in its charter)

                 Delaware                                    95-1718077
- - --------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or          (I.R.S. Employer
organization)                                          Identification Number)

444 South Flower Street, Ste. 2100, Los Angeles, CA          90071-2922
- - --------------------------------------------------------------------------------
    (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:    213/629-7000
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
     -------------------              -----------------------------------------
Common Stock, $.01 Par Value                    New York Stock Exchange
                                                Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                      -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's voting common stock held by non-affiliates was $197,007,000 as of June 17, 1994 (based upon the closing sale price of $12.38 per share of such stock on the New York Stock Exchange on June 17, 1994).

Common stock outstanding as of June 17, 1994 -- 15,919,744 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Only those portions of Registrant's Annual Report for the year ended March 31, 1994 attached hereto as Exhibit 13 (the "1994 Annual Report") and the Proxy Statement for its annual meeting to be held July 27, 1994 (the "1994 Proxy Statement"), which are specifically referred to in Part I - Items 1 and 3,
Part II - Items 5, 6, 7, and 8 and Part III - Items 10, 11 and 12, are incorporated herein by reference.

                                 PART I

Item 1.  Business.

ZERO Corporation (the "Company", ZERO, or "Registrant") was incorporated in Delaware in 1988 as a successor in interest to a California corporation of the same name that was originally incorporated in 1952. Its executive offices are located at 444 South Flower Street, Suite 2100, Los Angeles, CA 90071-2922, telephone (213) 629-7000.

The Company, through nine U.S. companies and one foreign company, considers itself a leader in the engineering, manufacturing and marketing of engineered cases, system packaging, and various products used in the airline/air cargo industry. ZERO's engineered cases include custom and standard deep drawn aluminum ZERO boxes; ZERO Halliburton (Register Mark) luggage, attaches and carrying cases; thermoformed and rotationally molded plastic cases and enclosures; other standard and custom fabricated cases (marketed under the Anvil Cases (Register Mark) brand name); and specialized case hardware. The Company's engineered cases are widely used in commercial, industrial and government/military applications. The Company's system packaging business involves engineering, manufacturing and/or integrating standard and custom electronic enclosures and cabinets, and related components such as card cages, backplanes, and power supplies; and cooling equipment, including motorized impellers, blowers, fan trays, heat exchangers and air conditioners. The Company's airline/air cargo products include specialized aluminum, polycarbonate and fiberglass air cargo containers; patented telescoping baggage/cargo systems; air cargo restraint systems and hardware; and transit cases engineered to meet the Air Transport Association's highest specifications. Over fifty percent of ZERO's net sales in fiscal 1994 were linked to the electronics industry through customers doing business in the telecommunication/instrumentation, and data processing/peripherals markets.

ZERO's operations are classified under two business segments: Enclosures and Accessories, and Other. Information about ZERO's business segments is set forth in Note 8 "Segment Information" on page 28 of the 1994 Annual Report, which is incorporated herein by reference.

During the three years ended March 31, 1994, the Company did not derive a material portion of its sales or net income from its foreign operations nor has the Company been dependent upon a single customer, or a few customers, the loss of which would have a material adverse effect on its operations.

Patents, licenses, franchises and concessions are not an important factor in ZERO's overall production process and are not material to its results of operation.

Development of new products is not a significant part of the Company's business. During the year ended March 31, 1994, the Company spent less than 1% of net sales on research and development activities.

Marketing

In marketing non-consumer oriented products in its two business segments, ZERO employs manufacturers' representatives, direct salespeople and some distributors to market its products worldwide. Technical support for these manufacturers' representatives, salespeople and distributors is provided by engineering personnel from ZERO's various plants. The Company's standard enclosure products and accessories are sold through catalogs, advertisements, trade journals and independent distributors. Nonstandard or specialized enclosure products and accessories are marketed through manufacturers' representatives and direct sales. ZERO's consumer oriented products are marketed worldwide through catalogs, advertisements in selected publications, telemarketing programs, trade journals and are distributed through established independent dealers who specialize in the market to which each of ZERO's products is related.

Competition

While reliable statistics are not available that would permit the Company to accurately estimate its share of the total market for each of its business segments, the Company believes it has a significant share of the enclosures and accessories market that it serves. ZERO competes with a number of other companies, both larger and smaller. The degree and type of competition that ZERO encounters varies for both of its business segments.

The Company believes it effectively competes in both of its business segments by providing engineering expertise, innovative design, superior quality and on-time delivery at a competitive price. ZERO's ability to successfully compete in the Enclosures and Accessories segment is also attributable to its broad range of standard products. Approximately 2,000 dies, capable of producing over 75,000 standard deep drawn aluminum enclosures, provides ZERO with both a cost and service advantage in a large portion of its metal case and enclosure business. In addition, ZERO offers thousands of sizes of fabricated cases and hundreds of standard configurations for system packaging. Competitive strength is also derived by the Company's ability to modify standard products to satisfy a virtually limitless number of applications and customer requirements.

Sales and Backlog

ZERO's backlog at March 31, 1994 and 1993 was $40,302,000 and $39,415,000,
respectively. Backlog is based on contracts which were signed as of the respective dates set forth. Approximately 93% of the backlog at March 31, 1994 is scheduled for delivery during fiscal 1995.

Certain contracts, particularly those with the United States Government and its contractors, provide for cancellation for convenience of the customer. If such cancellation occurs, the contractor is paid for costs incurred to date plus the costs of settling and paying claims of terminated subcontractors, other settlement expenses and a reasonable profit on its costs. During the five years ended March 31, 1994, the aggregate amount of orders cancelled for the convenience of the United States Government has not been material. However, no assurance can be given that this pattern will continue in the future.

For the year ended March 31, 1994, approximately 12% of Zero's sales were made to the government/military market.

A majority of ZERO's sales orders are in amounts of less than $10,000 each. These orders generally are delivered 1 to 6 weeks from the time the order is booked. Larger orders and custom orders may take several weeks to over a year depending on the delivery schedule set by the customer. Because of the large number of customers served (in excess of 19,000), the relatively small size of each order and the relatively short delivery cycles involved, the Company believes the risk of any order being cancelled which would have a significant adverse effect on operations is low.

Raw Materials

The principal raw materials used by ZERO in manufacturing its products are aluminum and steel and, to a lesser extent, plastics. Such materials are purchased under competitive bids at levels sufficient to meet foreseeable production and delivery schedules. For the year ended March 31, 1994, ZERO purchased aluminum and steel from over ten principal suppliers. Plastics and other raw materials and supplies necessary for the production of ZERO's products are purchased from a variety of suppliers. As of June 17, 1994, the Company was not experiencing shortages in the supply of its raw materials. Based on market and economic conditions at that date, ZERO believes that the supply and availability of these materials will be adequate to support its level of operations projected through March 31, 1995. However, the Company can make no assurances that such materials will be available beyond that period, and any shortage of such materials could have a significant and material adverse impact on the operations of the Company.

Environmental Matters

ZERO has developed and implemented an environmental program to reduce or eliminate the use of hazardous material and possible contamination. Through changes in production processes, capital expenditures, proper training and the use of state-of-the-art treatment and monitoring equipment, the Company believes its program is controlling the use and discharge of hazardous materials and is in substantial compliance with applicable local, state and Federal regulations. The Company does not expect that any assertions of noncompliance with such laws will materially adversely affect its earnings or competitive position or will require any significant capital expenditures during fiscal year 1995.

Information in Note 7 - "Contingent Liabilities" on page 27 of the 1994 Annual Report addressing environmental matters in which ZERO has been named a "potentially responsible party" is incorporated herein by reference.

Employees

As of May 31, 1994, ZERO employed 1,684 persons. Employee relations are considered good. Certain employees at the Company's Samuel Groves & Co. Limited subsidiary and ZERO Stantron Cabinets division are represented by unions which are not affiliated with any national unions. In the past ten years the Company has not experienced a significant work stoppage from a labor dispute.

Item 2.  Properties.

As of June 17, 1994, ZERO used manufacturing plants and office buildings containing an aggregate of approximately 1,389,000 square feet of floor space. ZERO's plants are located in California (Camarillo, City of Industry, El Monte, Pacoima, Rancho Dominguez and San Diego); Utah (North Salt Lake); Massachusetts (Monson); New Jersey (Princeton Junction); Minnesota (Brooklyn Park); Connecticut (Hartford); Tijuana, Mexico; and Birmingham and Feltham, England. The plants located in Camarillo, City of Industry, El Monte, Pacoima and San Diego, California; in Brooklyn Park, Minnesota; in Princeton Junction, New Jersey; and in North Salt Lake, Utah, are used in the production of enclosures and accessories. The remaining plants are used by both business segments.

ZERO owns all its plants and facilities, except for the following leased properties:

PLANT                  SQUARE FOOTAGE           LEASE EXPIRES
- - --------------------------------------------------------------------------------

Camarillo, CA            36,000                 June 30, 1996
Camarillo, CA            22,000                 February 28, 1996*
City of Industry, CA     63,000                 November 30, 1996*
El Monte, CA             72,000                 May 31, 2006
Hartford, Ct              8,000                 January 31, 1996
Pacoima, CA             114,000                 August 5, 1999*
Rancho Dominguez, CA     33,000                 November 30, 1994*
Rancho Dominguez, CA    121,000                 September 30, 1999*
Tijuana, Mexico          35,000                 January 31, 1995*
Feltham, England         31,000                 October 1, 2002
                       ---------
   TOTAL                535,000
                       =========

* Lease contains renewal option.

ZERO's plants and facilities used in operations are generally constructed of concrete block, brick, concrete tilt-up, steel or a combination thereof. ZERO's facilities and equipment are well maintained and are believed to be adequate to support a substantial increase in its operations, assuming a comparable product mix.


Item 3.  Legal Proceedings.

Information concerning legal proceedings in Note 7 - "Contingent Liabilities" on page 27 of the 1994 Annual Report is incorporated herein by reference.


Item 4.  Submission of Matters to a Vote of Security Holders.

Registrant submitted no matters to a vote of its security holders during the fiscal quarter ended March 31, 1994.


                     EXECUTIVE OFFICERS OF THE REGISTRANT
                     ------------------------------------

Information regarding the Company's officers as of June 17, 1994 is as follows:

                                                               EXECUTIVE
NAME                      AGE   POSITION                     OFFICER SINCE
- - --------------------------------------------------------------------------------

John B. Gilbert            73   Chairman Emeritus                1952

Wilford D. Godbold Jr.     56   President, Chief Executive
                                  Officer and Director           1982

Howard W. Hill             67   Chairman of the Board            1960

George A.  Daniels         56   Vice President and Chief
                                  Financial Officer              1987

James F. Hermanson         57   Vice President                   1984

Bernard B. Heiler          48   Vice President of Marketing
                                  and Sales                      1992

Anita J. Cutchall          55   Director of Legal Affairs and
                                  Corporate Secretary            1992

None of the directors or executive officers are related to one another. All executive officers except Mr. Heiler and Ms. Cutchall have served in their current capacities or in other managerial positions with the Company for a minimum of the past five years. Mr Heiler has held his current position with the Company since October 1992, prior to which he was Vice President of GTE California, a telephone public utility, from 1984 through 1992, and President of GTEL, a telecommunications integrator and a subsidiary of GTE, from January 1986 through October 1992. Ms. Cutchall has held her current position with the Company since August 1992, prior to which she held the same position with Continental Graphics Corporation, a provider of specialty graphics, commercial printing and film services, from July 1990 through August 1992, and was Legal Associate and Corporate Secretary at Triton Group Ltd,. a diversified holding company, from 1986 through 1990.


                                PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters.

The information under the caption "Market and Dividend Information" on page 30 of the 1994 Annual Report is incorporated herein by reference. On June 17, 1994 the Company had 6,122 stockholders of record.

Item 6.  Selected Financial Data.

The information under the caption "Five Year Consolidated Financial Highlights" on the inside front cover of the 1994 Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 18 of the 1994 Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The following consolidated financial statements of the Registrant and its subsidiaries included in the 1994 Annual Report (on the pages therein shown in parentheses) are incorporated herein by reference:

   Statements of Consolidated Income--Years Ended March 31, 1994, 1993 and 1992.
      (Page 19)

   Consolidated Balance Sheets--March 31, 1994 and 1993. (Pages 20 and 21)

   Statements of Consolidated Stockholders' Equity--Years ended March 31, 1994,
      1993 and 1992. (Page 22)

   Statements of Consolidated Cash Flows--Years Ended March 31, 1994, 1993 and
      1992. (Page 23)

   Notes to Consolidated Financial Statements. (Pages 24 to 28, inclusive)

The independent auditors' report and management's report on page 29 of the 1994 Annual Report covering ZERO's consolidated financial statements are also incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information under the caption "Election of Directors" in the 1994 Proxy Statement is incorporated herein by reference.

Information concerning the Company's executive officers is included under the caption "Executive Officers of the Registrant" following Part I, Item 4 of this report.

Item 11.  Executive Compensation.

The information under the captions "Meetings of the Board of Directors, Committees of the Board and Directors' Fees" and "Executive Compensation" in the 1994 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information under the captions "General Information" and "Voting Securities and Certain Stockholders" in the 1994 Proxy Statement is incorporated herein by reference.

Registrant does not know of any arrangement, including any pledge by any person of securities of Registrant, which may at a subsequent date result in a change of control of Registrant.

Item 13.  Certain Relationships and Related Transactions.

Not applicable.

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1). Financial Statements.

Reference is made to Item 8 in Part II of this report, where these statements are listed.

(a)(2). Financial Statement Schedules.

The following consolidated financial statement schedules of Registrant are included in Item 14(d) below:

     Schedule I--Short-Term Investments as of March 31, 1994.

     Schedule VIII--Valuation and Qualifying Accounts for the years ended March 31, 1994, 1993 and 1992.

     Schedule IX--Short-Term Bank Borrowings for the years ended March 31, 1994, 1993 and 1992.

     Schedule X--Supplementary Income Statement Information for the years ended March 31, 1994, 1993 and 1992.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3). Exhibits.

The following exhibits are part of this Form 10-K and are either incorporated by reference to the prior filings indicated below or are filed herewith under Item 14(c):

3.1 The Restated Certificate of Incorporation filed as Exhibit 3-(3)(a) of the Company's Form 8-B filed on September 7, 1988.

3.2   Bylaws of ZERO Corporation, as amended on April 22, 1994.

4.2 Specimen form of certificate of common stock $0.01 par value per share filed as Exhibit 3-(4) of the Company's Form 8-B filed on September 7, 1988.

10.1 Deferred Compensation Plan adopted by the Board of Directors on December 17, 1973 as amended by the Board of Directors on December 11, 1974 filed as Exhibit 13.10 to the Company's Form 10-K for the year ended March 31, 1975.

10.2  Deferred Compensation Plan as amended through April 1, 1986 filed as
      Exhibit 10.13 to the Company's Form 10-K for the year ended March 31,
      1986.

10.3 Directors' Deferred Compensation Plan adopted by the Board of Directors on October 20, 1993.

10.4 Executive Deferred Compensation Plan adopted by the Board of Directors on October 20, 1993.

10.5 ZERO Corporation Management Bonus Plan adopted by the Board of Directors on April 22, 1994.

10.6 Articles of Association of the ZERO Corporation Employees Stock Purchase Plan filed as Exhibit 1 to Form S-8 Registration Statement (File No. 2-26009).

10.7 ZERO Corporation 1988 Stock Option Plan, as amended, filed on Form S-8 Registration Statements (File Nos. 33-44143, 33-27929 and 2-54344).

10.8 ZERO Corporation 1994 Stock Option Plan, filed as Appendix A to the Company's 1994 Proxy Statement.

10.9 Description of ZERO Corporation Supplemental Executive Retirement Plan adopted by the Board of Directors on January 19, 1994.

10.10 Description of ZERO Corporation Contract and Joint Supplemental Life Insurance Plan adopted by the Board of Directors on April 22, 1994.

13 Annual Report for the year ended March 31, 1994 (not deemed filed except for those portions specifically incorporated by reference herein).

21    Listing of the Company's subsidiaries as of March 31, 1994.

23 Consent of Independent Auditors dated June 27, 1994 to the incorporation by reference of their reports filed herewith into the Company's Form S-8 Registration Statements (File Nos. 33-53943, 33-44143, 33-27929 and 2-54344).

(b).  REPORTS ON FORM 8-K.

During the quarter ended March 31, 1994 the Company filed no reports on Form 8-K.

(c).  EXHIBITS.

See listing of exhibits filed herewith on page 16 of this report.

(d).  FINANCIAL STATEMENT SCHEDULES.

The financial statement schedules listed in Item 14(a)(2) above are shown on pages 12 through 15 of this report. The report of the Registrant's independent auditors, Deloitte & Touche, is set forth on page 11 of this report.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


SIGNATURE                          TITLE                         DATE
- - ---------                          -----                         ----

                                Vice President and Chief
/s/ GEORGE A. DANIELS           Financial Officer             June 27, 1994
- - -----------------------
George A. Daniels

                                Controller and Chief
/s/ ERIC A. SAND                Accounting Officer            June 27, 1994
- - -----------------------
Eric A. Sand

DIRECTORS:

/s/ GARY M. CUSUMANO            Director                      June 27, 1994
- - -----------------------
Gary M. Cusumano


/s/ BRUCE J. DEBEVER            Director                      June 27, 1994
- - -----------------------
Bruce J. DeBever


/s/ CLINTON G. GERLACH          Director                      June 27, 1994
- - -----------------------
Clinton G. Gerlach


/s/ JOHN B. GILBERT             Director                      June 27, 1994
- - -----------------------
John B. Gilbert

                                Director and Chief
/s/ WILFORD D. GODBOLD JR.      Executive Officer             June 27, 1994
- - -----------------------
Wilford D. Godbold Jr.


/s/ BERNARD B. HEILER           Director                      June 27, 1994
- - -----------------------
Bernard B. Heiler


/s/ HOWARD W. HILL              Director                      June 27, 1994
- - -----------------------
Howard W. Hill


/s/ WHITNEY A. MCFARLIN         Director                      June 27, 1994
- - -----------------------
Whitney A. McFarlin

        INDEPENDENT AUDITORS' REPORT
        ----------------------------

        To the Stockholders of ZERO Corporation:

        We have audited the consolidated financial statements of ZERO Corporation and its subsidiaries (the "Company") as of March 31, 1994 and 1993, and for each of the three years in the period ended March 31, 1994, and have issued our report thereon dated May 12, 1994; such financial statements and report are included in your 1994 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of the Company, listed in Item 14(a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        /s/ DELOITTE & TOUCHE

        Los Angeles, California
        May 12, 1994

                                                            S C H E D U L E    I

                       ZERO CORPORATION AND SUBSIDIARIES

                            SHORT-TERM INVESTMENTS

                             AS OF MARCH 31, 1994


Name of Issuer/                     Principal         Original          Market           Recorded
Type of Issue                        Amount            Cost              Value            Value
- - ---------------------------------------------------------------------------------------------------
The United States Government -
    Treasury Bills and Notes        $5,000,000        $5,021,000        $5,033,000       $5,008,000

The State of California-
    Municipal Bonds                 $3,500,000        $3,518,000         3,481,000        3,481,000

The State of California,
 Counties and Agencies
 thereof -
    Municipal Bonds                 $6,000,000        $6,085,000         6,004,000        6,004,000

Various Other States, Counties
 and Agencies-
    Municipal Bonds                 $4,000,000        $4,111,000         4,032,000        4,032,000
                                                                       -----------      -----------
                                                                       $18,550,000      $18,525,000
                                                                       ===========      ===========

                                                  S C H E D U L E    V I I I

                       ZERO CORPORATION AND SUBSIDIARIES
                       ---------------------------------

                       VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED MARCH 31, 1994, 1993 AND 1992

                                    Balance at       Provision          Doubtful         Balance at
                                    Beginning        Charged to         Accounts           End of
                                     of Year           Income        Written Off (1)        Year
- - ---------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:

April 1, 1993 to March 31, 1994       $886,000         $489,000           ($546,000)       $829,000

April 1, 1992 to March 31, 1993       $871,000         $609,000           ($594,000)       $886,000

April 1, 1991 to March 31, 1992       $801,000         $564,000           ($494,000)       $871,000

(1)  Net of recoveries

                                                         S C H E D U L E   IX

                       ZERO CORPORATION AND SUBSIDIARIES
                       ---------------------------------

                          SHORT-TERM BANK BORROWINGS

               FOR THE YEARS ENDED MARCH 31, 1994, 1993 AND 1992

                                                  Interest Rate     Maximum Amount     Average Amount      Weighted Average
                                   Balance at       at End of         Outstanding        Outstanding        Interest Rate
Category                          End of Year          Year         During the Year    During the Year     During the Year
- - ---------------------------------------------------------------------------------------------------------------------------
Amounts Payable To Bank - 1994        None             None              None                N/A                  N/A

Amounts Payable To Bank - 1993        None             None           $1,093,000          $468,000               9.54%

Amounts Payable To Bank - 1992      $333,000          12.00%            $825,000          $502,000              12.47%

                                                       S C H E D U L E   X

                       ZERO CORPORATION AND SUBSIDIARIES
                       ---------------------------------

                  SUPPLEMENTARY INCOME STATEMENT INFORMATION

               FOR THE YEARS ENDED MARCH 31, 1994, 1993 AND 1992

                                    Amount Charged to Costs and Expenses
                                 ------------------------------------------
                                    1994             1993           1992
- - ---------------------------------------------------------------------------
Maintenance and repairs          $2,002,000       $1,980,000     $2,439,000

Advertising                      $2,572,000       $2,003,000     $2,245,000

                       ZERO CORPORATION AND SUBSIDIARIES

                               FORM 10K, ITEM 14(c)


                          EXHIBITS FILED HEREWITH



        3.2   Bylaws of ZERO Corporation, as amended on April 22, 1994.

       10.3 Directors' Deferred Compensation Plan adopted by the Board of Directors on October 20, 1993.

       10.4 Executive Deferred Compensation Plan adopted by the Board of Directors on October 20, 1993.

       10.5 ZERO Corporation Management Bonus Plan adopted by the Board of Directors on April 22, 1994.

       10.9 Description of ZERO Corporation Supplemental Executive Retirement Plan adopted by the Board of Directors on January 19, 1994.

       10.10 Description of ZERO Corporation Contract and Joint Life Insurance Plan adopted by the Board of Directors on April 22, 1994.

       13 Annual Report for the year ended March 31, 1994 (not deemed filed except for those portions specifically incorporated by reference herein).

       21     Subsidiaries of Registrant as of March 31, 1994.

       23 Consent of Independent Auditors to incorporation by reference of $599,000 reports filed herewith into the Company's Form S-8 Registration Statements (File Nos. 33-53943, 33-44143, 33-27929 and 2-54344).