Form 10-Q
period 1994-06-30
ZERO CORP
filed 1994-08-12
CIK 109284

                   				SECURITIES AND EXCHANGE COMMISSION
 		                        Washington, D.C.  20549

                              				FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
            ________________ to _________________


Commission file number:		1-5260


                     		Z E R O  C o r p o r a t i o n
             (Exact name of registrant as set forth in its charter)


	Delaware	                                 					95-1718077
(State or other jurisdiction of               (I.R.S.  Employer
incorporation or organization)                Identification Number)

444 South Flower Street, Suite #2100, Los Angeles, CA 90071-2922
(Address of principal executive offices)             (Zip Code)

                		         (213)629-7000
	    (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  	YES [X]   NO [ ]

Common stock outstanding as of July 31, 1994 -- 15,922,989 shares.

PART I  -  FINANCIAL INFORMATION

Corporation for which information is given:

This report is filed for ZERO Corporation and its subsidiaries (hereafter "Registrant" or "Company") for the quarterly period ended June 30, 1994.


Item 1. 	Financial Statements.

     a. 	The Statements of Consolidated Income required by Rule 10-01
        	of Regulation S-X are herewith filed as Exhibit Ia and are incorporated herein by reference.

        	The Consolidated Balance Sheets required by Rule 10-01 of Regulation S-X are herewith filed as Exhibit Ib and are incorporated herein by reference.

        	The Statements of Consolidated Cash Flows required by Rule 10-01 of Regulation S-X are as follows:


   								                                        	For The Three Months Ended
                                           							      June 30,    June 30,
								                                                  1994         1993
OPERATING ACTIVITIES:
   NET CASH PROVIDED BY OPERATING ACTIVITIES						  		$	4,679,000 	$ 1,589,000
INVESTING ACTIVITIES:
   INCREASE IN SHORT-TERM INVESTMENTS             					  (500,000)    (988,000)
   EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT					   (851,000)  		(791,000)
   OTHE					                                               19,000      (26,000)
      NET CASH REQUIRED BY INVESTING ACTIVITIES								(1,332,000)  (1,805,000)
FINANCING ACTIVITIES:
   DIVIDENDS PAID	                             								(1,592,000)  (1,580,000)
   NET PAYMENTS ON LONG-TERM DEBT								                 	---	      	(197,000)
   OTHER (INCLUDING EFFECT OF EXCHANGE RATE CHANGES)						(64,000)	   	158,000
      NET CASH REQUIRED BY FINANCING ACTIVITIES								(1,656,000)  (1,619,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT			  1,691,000   (1,835,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD							14,843,000 	  9,546,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD *					 			 $16,534,000	  $7,711,000

These Statements of Consolidated Cash Flows for the three months ended
June 30, 1994 and 1993 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results for the periods.

<F01>
* Cash and Cash Equivalents include liquid investments purchased with maturities of three months or less. At June 30, 1994 and 1993 short-term investments with maturities longer than three months totaled $19,025,000 and $21,853,000, respectively.

Item 2. 	Management's Discussion and Analysis of
        	Financial Condition and Results of Operation.

The following should be read in conjunction with the financial statements included or incorporated herein by reference.

Results of Operation

Net sales for the three months ended June 30, 1994 increased 7% when compared to the prior year period due primarily to increased orders within the communication/instrumentation and data processing/peripherals markets partially offset by continuing weakness in the government/military market, and an acquisition of a case hardware business in August 1993.

Cost of sales, as a percent of net sales, decreased slightly when compared to the prior period. Selling and administrative expenses, as a percent of net sales, was approximately 22% during both periods. The increase in selling and administrative expenses of $744,000 or approximately 8% versus the 1993 period is primarily a result of higher sales volumes and costs incurred for a facility reorganization.


Financial Condition

Cash provided by operating activities for the three months ended
June 30, 1994 increased $3,090,000 when compared to the prior period primarily as a result of lower levels of inventories and increases in payables and accruals, including long-term liabilities for deferred compensation benefits.

The Company's working capital increased to $69,731,000 from $66,980,000 at March 31, 1994. Management believes that cash from operations, together with the Company's short-term investments and ability to obtain financing, will provide sufficient funds to finance current and forecasted operations, including potential acquisitions. The Company will continue to invest its available funds in liquid, low-risk investments.

Exhibit Ia - 	The Company's Statements of Consolidated Income for the
             	three months ended June 30, 1994 and 1993.

Exhibit Ib - 	The Company's Consolidated Balance Sheets as of
             	June 30, 1994 and March 31, 1994.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     a. On July 27, 1994, the Company held its Annual Meeting of Stockholders. Of the 15,919,744 shares eligible to vote at the meeting, 12,660,476 shares were present in person or by proxy.

     c. The nominees for Director were elected at the meeting. Of the 12,660,476 shares represented at the meeting, Gary M. Cusumano, John B. Gilbert, Wilford D. Godbold, Jr. and Howard W. Hill received 12,553,161, 12,579,517, 12,581,723 and 12,581,124 shares voted in favor, respectively, and 107,315, 80,959, 78,753 and 79,352 votes were withheld, respectively.

         The 1994 Stock Option Plan making 750,000 shares of the Company's Common Stock available for grant was approved by receiving 10,403,494 shares voted in favor, 1,767,625 shares voted against and 369,475 votes abstaining. There were 119,882 broker nonvotes.


Item 6.  Exhibits and Reports on Form 8-K.

     a. 	Exhibits - None.

     b. 	Reports on Form 8-K - None.

                              				SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      				ZERO Corporation


Date:  August 12, 1994



                                      			/s/ G. A. DANIELS
		                                       	G. A. Daniels, Vice President
			                                        and Chief Financial Officer


                                      			/s/ E. A. SAND
		                                       	E. A. Sand, Controller
			                                        and Chief Accounting Officer

       			               ZERO CORPORATION AND SUBSIDIARIES
       			               STATEMENTS OF CONSOLIDATED INCOME

                            				    Three Months Ended
				                                     June 30,
                                     1994         1993
NET SALES		                    	 $43,716,000		 $40,759,000
INTEREST INCOME				                  368,000		    	281,000
OTHER INCOME				                     288,000			    239,000
	TOTAL			                         44,372,000			 41,279,000
COST AND EXPENSES:
 COST OF SALES			                	28,093,000		 	26,318,000
 SELLING AND ADMIN. EXPENSES			   	9,567,000		  	8,823,000
 DEPRECIATION				                  1,177,000			  1,115,000
 INTEREST EXPENSE			                	165,000			    131,000
	TOTAL			                         39,002,000			 36,387,000
INCOME BEFORE TAXES				            5,370,000			  4,892,000
INCOME TAXES				                   2,092,000			  1,886,000
NET INCOME			                    $	3,278,000		 $ 3,006,000

PRIMARY EARNINGS PER SHARE			         $	0.21		      $	0.19
DIVIDENDS DECLARED PER SHARE		       	$	0.10	      	$	0.10
AVERAGE NUMBER OF SHARES
   OUTSTANDING			                	15,971,000			 15,887,000

These Statements of Consolidated Income for the three months ended June 30, 1994 and 1993 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results for the periods.


                              				Exhibit Ia

                   			   ZERO CORPORATION AND SUBSIDIARIES
                    			   CONSOLIDATED BALANCE SHEETS

                                       							    		  June 30,   	  March 31,
				                                          				     	1994	         1994
ASSETS
CURRENT ASSETS
   CASH AND SHORT-TERM INVESTMENTS							          $	35,559,000	  $	33,368,000
   ACCOUNTS RECEIVABLE (LESS ALLOWANCE FOR
      DOUBTFUL ACCOUNTS OF $851,000 AND $829,000,
       RESPECTIVELY)									                        24,680,000	   	24,487,000
   INVENTORIES
      RAW MATERIALS AND SUPPLIES            									12,927,000	   	12,000,000
      WORK IN PROCESS									                        6,421,000		    6,589,000
      FINISHED GOODS									                         3,106,000		    3,253,000
   OTHER								                                     	4,367,000		    4,216,000
	   TOTAL CURRENT ASSETS							                     	87,060,000		   83,913,000
PROPERTY, PLANT AND EQUIPMENT								               	74,886,000		   73,666,000
LESS ACCUMULATED DEPRECIATION AND AMORTIZATION						(45,287,000)		 (43,803,000)
   NET PROPERTY, PLANT AND EQUIPMENT				        					29,599,000		   29,863,000
GOODWILL								                                    	30,422,000		   30,649,000
OTHER ASSETS								                                	14,485,000		   14,309,000
		TOTAL ASSETS						                               $161,566,000	  $158,734,000


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   ACCOUNTS PAYABLE	           	               	 		$  5,911,000   $ 	6,039,000
   ACCRUED WAGES AND COMMISSIONS									             4,610,000		    5,375,000
   ACCRUED INCOME AND OTHER TAXES								            	2,623,000		      852,000
   OTHER									                                     4,185,000		    4,667,000
	   TOTAL CURRENT LIABILITIES							                	17,329,000		   16,933,000
OTHER NON-CURRENT LIABILITIES (PRIMARILY
   DEFERRED COMPENSATION)	                    								5,889,000	    	5,324,000
STOCKHOLDERS' EQUITY
   PREFERRED STOCK $.01 PAR VALUE; NONE ISSUED
   COMMON STOCK $.01 PAR VALUE                 									161,000	      	161,000
   ADDITIONAL PAID-IN-CAPITAL									               30,664,000		   30,605,000
   RETAINED EARNINGS									                       109,154,000		  107,509,000
								                                           	139,979,000	  	138,275,000
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS									        43,000	      (124,000)
TREASURY STOCK (162,390 SHARES), AT COST								    	(1,674,000)		  (1,674,000)
	   TOTAL STOCKHOLDERS' EQUITY						              		138,348,000		  136,477,000
		TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     	 $161,566,000	  $158,734,000

The Consolidated Balance Sheet as of June 30, 1994 is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position.

                            				   Exhibit Ib