Form 10-Q
period 1994-09-30
ZERO CORP
filed 1994-11-14
CIK 109284

                   				SECURITIES AND EXCHANGE COMMISSION
 		                        Washington, D.C.  20549

                              				FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
            ________________ to _________________


Commission file number:		1-5260


                     		Z E R O  C o r p o r a t i o n
             (Exact name of registrant as set forth in its charter)


	Delaware	                                 					95-1718077
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

Common stock outstanding as of October 31, 1994 -- 15,941,916 shares.

PART I  -  FINANCIAL INFORMATION

Corporation for which information is given:

This report is filed for ZERO Corporation and its subsidiaries (hereafter "Registrant" or "Company") for the quarterly period ended September 30, 1994.


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


   						  		                                         For The Six Months Ended
                                           							          September 30,
								                                                 1994           1993
OPERATING ACTIVITIES:
   NET CASH PROVIDED BY OPERATING ACTIVITIES						  		$	9,682,000 	$ 4,243,000
INVESTING ACTIVITIES:
   INCREASE IN SHORT-TERM INVESTMENTS             					(5,073,000)  (1,954,000)
   EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT					 (1,945,000)  (1,971,000)
   OTHER					                                               9,000   (1,954,000)
      NET CASH REQUIRED BY INVESTING ACTIVITIES								(7,009,000)  (5,879,000)
FINANCING ACTIVITIES:
   DIVIDENDS PAID	                             								(3,184,000)  (3,160,000)
   NET PAYMENTS ON LONG-TERM DEBT								                 	---	      	(197,000)
   OTHER (INCLUDING EFFECT OF EXCHANGE RATE CHANGES)						520,000	     323,000
      NET CASH REQUIRED BY FINANCING ACTIVITIES						  (2,664,000)  (3,034,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT			      9,000   (4,670,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD							14,843,000 	  9,546,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD *					 			 $14,852,000	 $ 4,876,000

These Statements of Consolidated Cash Flows for the six months ended
September 30, 1994 and 1993 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results for the periods.

<F01>
* Cash and Cash Equivalents include liquid investments purchased with maturities of three months or less. At September 30, 1994 and 1993 short-term investments with maturities longer than three months totaled $23,598,000 and $22,819,000, respectively.

Item 2. 	Management's Discussion and Analysis of
        	Financial Condition and Results of Operation.

The following should be read in conjunction with the financial statements included or incorporated herein by reference.

Results of Operation

Net sales for the three and six months ended September 30, 1994 increased 5% and 6%, respectively, when compared to the prior year periods due primarily to increased orders within the communication/instrumentation and data processing/ peripherals markets partially offset by weakness in the government/military and airline/air cargo markets.

Cost of sales, as a percent of net sales, decreased in the three and six months ended September 30, 1994 when compared to the same periods in the prior year primarily as a result of higher sales, product mix and cost containment efforts.

Selling and administrative expenses increased in amount and as a percent of net sales in fiscal 1995 when compared to fiscal 1994 as a result of higher volumes and expenditures related to environmental matters and a facility reorganization.

Financial Condition

Net cash provided by operating activities for the six months ended September 30, 1994 increased $5,439,000 when compared to the prior year. The increase was primarily attributable to increased net income and higher levels of accounts payable and accrued liabilities, including long-term liabilities for deferred compensation benefits.

The Company's working capital increased to $71,779,000 from $66,980,000 at March 31, 1994. Management believes that cash from operations, together with the Company's short-term investments and ability to obtain financing, will provide sufficient funds to finance current and forecasted operations, including potential acquisitions. The Company will continue to invest its available funds in liquid, low-risk investments.

Exhibit Ia - 	The Company's Statements of Consolidated Income for the
             	Three and Six Months Ended September 30, 1994 and 1993.

Exhibit Ib - 	The Company's Consolidated Balance Sheets as of
             	September 30, 1994 and March 31, 1994.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     a. 	Exhibits - None.

     b. 	Reports on Form 8-K - None.



                              				SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      				ZERO Corporation


Date:  November 14, 1994



                                      			/s/ G. A. DANIELS
		                                       	G. A. Daniels, Vice President
			                                        and Chief Financial Officer


                                      			/s/ E. A. SAND
		                                       	E. A. Sand, Controller
			                                        and Chief Accounting Officer

       			               ZERO CORPORATION AND SUBSIDIARIES
       			               STATEMENTS OF CONSOLIDATED INCOME

                       				    Three Months Ended					     Six Months Ended
                                  September 30,               September 30,
                                1994         1993          1994          1993
NET SALES		               	 $46,583,000		$44,406,000   $90,299,000	  $85,165,000
INTEREST INCOME			              392,000		   	199,000		     760,000       480,000
OTHER INCOME				                385,000		    404,000		     673,000       643,000
	TOTAL			                    47,360,000		 45,009,000		  91,732,000    86,288,000
COST AND EXPENSES:
 COST OF SALES			           	29,631,000	 	29,026,000	   57,724,000    55,344,000
 SELLING AND ADMIN. EXP.		   	9,848,000	  	8,973,000		  19,415,000    17,796,000
 DEPRECIATION				             1,153,000		  1,123,000		   2,330,000     2,238,000
 INTEREST EXPENSE			           	141,000		    107,000		     306,000       238,000
	TOTAL			                    40,773,000		 39,229,000		  79,775,000    75,616,000
INCOME BEFORE TAXES				       6,587,000		  5,780,000		  11,957,000    10,672,000
INCOME TAXES				              2,559,000		  2,334,000		   4,651,000     4,220,000
NET INCOME			               $	4,028,000	 $ 3,446,000	  $ 7,306,000     6,452,000

PRIMARY EARNINGS PER SHARE        $0.25        $0.22         $0.46	        $0.41
DIVIDENDS DECLARED PER SHARE      $0.10	       $0.10         $0.20         $0.20
AVERAGE NUMBER OF SHARES
   OUTSTANDING			           	15,982,000 	 15,898,000		  15,976,000    15,893,000

These Statements of Consolidated Income for the Three and Six Months Ended September 30, 1994 and 1993 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results for the periods.

The Company adopted a new statement on Accounting for Income Taxes effective April 1, 1993 and elected not to restate prior years. The cumulative effect of this accounting change was not material.

                              				Exhibit Ia

                   			   ZERO CORPORATION AND SUBSIDIARIES
                    			   CONSOLIDATED BALANCE SHEETS

                                       							     September 30,	  March 31,
				                                          				     	1994	         1994
ASSETS
CURRENT ASSETS
   CASH AND SHORT-TERM INVESTMENTS							          $	38,450,000	  $	33,368,000
   ACCOUNTS RECEIVABLE (LESS ALLOWANCE FOR
      DOUBTFUL ACCOUNTS OF $840,000 AND $829,000,
       RESPECTIVELY)									                        24,871,000	   	24,487,000
   INVENTORIES
      RAW MATERIALS AND SUPPLIES            									13,093,000	   	12,000,000
      WORK IN PROCESS									                        6,267,000		    6,589,000
      FINISHED GOODS									                         3,164,000		    3,253,000
   OTHER								                                     	4,080,000		    4,216,000
	   TOTAL CURRENT ASSETS							                     	89,925,000		   83,913,000
PROPERTY, PLANT AND EQUIPMENT								               	76,003,000		   73,666,000
LESS ACCUMULATED DEPRECIATION AND AMORTIZATION						(46,401,000)		 (43,803,000)
   NET PROPERTY, PLANT AND EQUIPMENT				        					29,602,000		   29,863,000
GOODWILL								                                    	30,185,000		   30,649,000
OTHER ASSETS								                                	15,584,000		   14,309,000
		TOTAL ASSETS						                               $165,296,000	  $158,734,000


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   ACCOUNTS PAYABLE	           	               	 		$  6,637,000   $ 	6,039,000
   ACCRUED WAGES AND COMMISSIONS									             5,034,000		    5,375,000
   ACCRUED INCOME AND OTHER TAXES								            	1,381,000		      852,000
   OTHER									                                     5,094,000		    4,667,000
	   TOTAL CURRENT LIABILITIES							                	18,146,000		   16,933,000
OTHER NON-CURRENT LIABILITIES (PRIMARILY
   DEFERRED COMPENSATION)	                    								6,112,000	    	5,324,000
STOCKHOLDERS' EQUITY
   PREFERRED STOCK $.01 PAR VALUE; NONE ISSUED
   COMMON STOCK $.01 PAR VALUE                 									161,000	      	161,000
   ADDITIONAL PAID-IN-CAPITAL									               30,831,000		   30,605,000
   RETAINED EARNINGS									                       111,576,000		  107,509,000
								                                           	142,568,000	  	138,275,000
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS									       144,000	      (124,000)
TREASURY STOCK (162,390 SHARES), AT COST								    	(1,674,000)		  (1,674,000)
	   TOTAL STOCKHOLDERS' EQUITY						              		141,038,000		  136,477,000
		TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     	 $165,296,000	  $158,734,000

The Consolidated Balance Sheet as of September 30, 1994 is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position.

                            				   Exhibit Ib