Form 10-Q/A
period 1994-09-30
ZERO CORP
filed 1995-01-20
CIK 109284

                   				SECURITIES AND EXCHANGE COMMISSION
 		                        Washington, D.C.  20549

                              				FORM 10-Q/A

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  	YES [X]   NO [ ]

Common stock outstanding as of October 31, 1994 -- 15,941,916 shares.

Item 6.  Exhibits and Reports on Form 8-K.

     a. 	Exhibits - Exhibit 27. Financial Data Schedule.

     b. 	Reports on Form 8-K - None.



                              				SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      				ZERO Corporation


Date:  January 20, 1995



                                      			/s/ G. A. DANIELS
		                                       	G. A. Daniels, Vice President
			                                        and Chief Financial Officer


                                      			/s/ E. A. SAND
		                                       	E. A. Sand, Controller
			                                        and Chief Accounting Officer