Form 10-Q
period 1994-12-31
ZERO CORP
filed 1995-02-14
CIK 109284

                   				SECURITIES AND EXCHANGE COMMISSION
 		                        Washington, D.C.  20549

                              				FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1994 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
            ________________ to _________________


Commission file number:		1-5260


                     		Z E R O  C o r p o r a t i o n
             (Exact name of registrant as set forth in its charter)


	Delaware	                                 					95-1718077
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

Common stock outstanding as of January 31, 1995 -- 15,950,349 shares.

PART I  -  FINANCIAL INFORMATION

Corporation for which information is given:

This report is filed for ZERO Corporation and its subsidiaries (hereafter "Registrant" or "Company") for the quarterly period ended December 31, 1994.


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


   						  		                                         For The Nine Months Ended
                                           							          December 31,
								                                                 1994           1993
OPERATING ACTIVITIES:
   NET CASH PROVIDED BY OPERATING ACTIVITIES						  		$13,899,000 	$ 9,150,000
INVESTING ACTIVITIES:
   (INCREASE) DECREASE IN SHORT-TERM INVESTMENTS  				(14,995,000)   1,229,000)
   EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT					 (4,337,000)  (2,995,000)
   PURCHASE OF NON-CASH ASSETS OF ACQUIRED
     BUSINESS AND OTHER                                    (5,000)  (1,779,000)
      NET CASH REQUIRED BY INVESTING ACTIVITIES		   		(19,337,000)  (3,545,000)
FINANCING ACTIVITIES:
   DIVIDENDS PAID	                             								(4,778,000)  (4,744,000)
   OTHER (INCLUDING EFFECT OF EXCHANGE RATE CHANGES)						897,000	     555,000
      NET CASH REQUIRED BY FINANCING ACTIVITIES						  (3,881,000)  (4,189,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT			 (9,319,000)   1,416,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD							14,843,000 	  9,546,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD *					 			 $ 5,524,000	 $10,962,000

These Statements of Consolidated Cash Flows for the nine months ended
December 31, 1994 and 1993 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results for the periods.

<F01>
* Cash and Cash Equivalents include liquid investments purchased with maturities of three months or less. At December 31, 1994 and 1993 short-term investments with maturities longer than three months totaled $33,520,000 and $19,636,000, respectively.

Item 2. 	Management's Discussion and Analysis of
        	Financial Condition and Results of Operation.

The following should be read in conjunction with the financial statements included or incorporated herein by reference.

Results of Operation

Net sales for the three and nine months ended December 31, 1994 increased 7% and 6%, respectively, when compared to the prior year periods due primarily to increased orders within the communication/instrumentation and data processing/ peripherals markets partially offset by weakness in the airline/air cargo and government/military markets.

Cost of sales, as a percent of net sales, decreased to approximately 64% in the three and nine months ended December 31, 1994 from 66.5% and 65.5% for the same periods in the prior year primarily as a result of higher sales, product mix and cost containment efforts.

Selling and administrative expenses increased in amount and as a percent of net sales in fiscal 1995 when compared to fiscal 1994 as a result of higher volumes and expenditures related to environmental matters and a facility reorganization.

Financial Condition

The financial condition of the Company remained strong as of December 31, 1994. Cash and short-term investments totaled $39,044,000 at December 31, 1994, compared to $33,368,000 at March 31, 1994. The Company's working capital increased to $73,523,000 from $66,980,000 at March 31, 1994.

Cash provided by operating activities during the nine months ended December 31, 1994 totaled $13,899,000, versus $9,150,000 during the fiscal 1994 period.
The increase was primarily attributable to increased net income and higher levels of accrued liabilities, including long-term liabilities for deferred compensation benefits.

Management believes that cash from operations, together with the Company's short-term investments and ability to obtain financing, will provide sufficient funds to finance current and forecasted operations, including potential acquisitions. The Company will continue to invest available funds in liquid, low-risk investments.

Exhibit Ia - 	The Company's Statements of Consolidated Income for the
             	Three and Nine Months Ended December 31, 1994 and 1993.

Exhibit Ib - 	The Company's Consolidated Balance Sheets as of
             	December 31, 1994 and March 31, 1994.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     a. 	Exhibits - 27.  Financial Data Schedule

     b. 	Reports on Form 8-K - None



                              				SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      				ZERO Corporation


Date:  February 14, 1995



                                      			/s/ G. A. DANIELS
		                                       	G. A. Daniels, Vice President
			                                        and Chief Financial Officer


                                      			/s/ E. A. SAND
		                                       	E. A. Sand, Controller
			                                        and Chief Accounting Officer

       			               ZERO CORPORATION AND SUBSIDIARIES
       			               STATEMENTS OF CONSOLIDATED INCOME

                       				    Three Months Ended					     Nine Months Ended
                                  December 31,               December 31,
                                1994         1993          1994          1993
NET SALES		               	 $44,902,000		$42,138,000  $135,201,000	 $127,303,000
INTEREST INCOME			              539,000		   	298,000		   1,299,000       778,000
OTHER INCOME				                349,000		    175,000		   1,022,000       818,000
	TOTAL			                    45,790,000		 42,611,000		 137,522,000   128,899,000
COST AND EXPENSES:
 COST OF SALES			            28,792,000   28,004,000    86,516,000    83,348,000
 SELLING AND ADMIN. EXP.		   	9,827,000	  	8,577,000		  29,242,000    26,373,000
 DEPRECIATION				             1,140,000		  1,120,000		   3,470,000     3,358,000
 INTEREST EXPENSE			           	186,000		    136,000		     492,000       374,000
	TOTAL			                    39,945,000		 37,837,000		 119,720,000   113,453,000
INCOME BEFORE TAXES				       5,845,000		  4,774,000		  17,802,000    15,446,000
INCOME TAXES				              2,295,000		  1,889,000		   6,946,000     6,109,000
NET INCOME			               $	3,550,000	 $ 2,885,000	 $ 10,856,000  $  9,337,000

PRIMARY EARNINGS PER SHARE        $0.22        $0.18         $0.68	        $0.59
DIVIDENDS DECLARED PER SHARE      $0.10	       $0.10         $0.30         $0.30
AVERAGE NUMBER OF SHARES
   OUTSTANDING			           	16,008,000 	 16,039,000		  15,985,000    15,941,000

These Statements of Consolidated Income for the Three and Nine Months Ended December 31, 1994 and 1993 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results for the periods.

The Company adopted a new statement on Accounting for Income Taxes effective April 1, 1993 and elected not to restate prior years. The cumulative effect of this accounting change was not material.

                              				Exhibit Ia

                   			   ZERO CORPORATION AND SUBSIDIARIES
                    			   CONSOLIDATED BALANCE SHEETS

                                       							     December 31,	  March 31,
				                                          				     	1994	         1994
ASSETS
CURRENT ASSETS
   CASH AND SHORT-TERM INVESTMENTS							          $	39,044,000	  $	33,368,000
   ACCOUNTS RECEIVABLE (LESS ALLOWANCE FOR
      DOUBTFUL ACCOUNTS OF $857,000 AND $829,000,
       RESPECTIVELY)									                        24,000,000	   	24,487,000
   INVENTORIES
      RAW MATERIALS AND SUPPLIES            									14,705,000	   	12,000,000
      WORK IN PROCESS									                        6,354,000		    6,589,000
      FINISHED GOODS									                         3,323,000		    3,253,000
   OTHER								                                     	4,085,000		    4,216,000
	   TOTAL CURRENT ASSETS							                     	91,511,000		   83,913,000
PROPERTY, PLANT AND EQUIPMENT								               	78,135,000		   73,666,000
LESS ACCUMULATED DEPRECIATION AND AMORTIZATION						(47,278,000)		 (43,803,000)
   NET PROPERTY, PLANT AND EQUIPMENT				        					30,857,000		   29,863,000
GOODWILL								                                    	29,933,000		   30,649,000
OTHER ASSETS								                                	15,291,000		   14,309,000
		TOTAL ASSETS						                               $167,592,000	  $158,734,000


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   ACCOUNTS PAYABLE	           	               	 		$  6,546,000   $ 	6,039,000
   ACCRUED WAGES AND COMMISSIONS									             4,473,000		    5,375,000
   ACCRUED INCOME AND OTHER TAXES								            	1,929,000		      852,000
   OTHER									                                     5,040,000		    4,667,000
	   TOTAL CURRENT LIABILITIES							                	17,988,000		   16,933,000
OTHER NON-CURRENT LIABILITIES (PRIMARILY
   DEFERRED COMPENSATION)	                    								6,547,000	    	5,324,000
STOCKHOLDERS' EQUITY
   PREFERRED STOCK $.01 PAR VALUE; NONE ISSUED
   COMMON STOCK $.01 PAR VALUE                 									161,000	      	161,000
   ADDITIONAL PAID-IN-CAPITAL									               30,924,000		   30,605,000
   RETAINED EARNINGS									                       113,532,000		  107,509,000
								                                           	144,617,000	  	138,275,000
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS									       114,000	      (124,000)
TREASURY STOCK (162,390 SHARES), AT COST								    	(1,674,000)		  (1,674,000)
	   TOTAL STOCKHOLDERS' EQUITY						              		143,057,000		  136,477,000
		TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     	 $167,592,000	  $158,734,000

The Consolidated Balance Sheet as of December 31, 1994 is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position.

                            				   Exhibit Ib