Form 10-K405
period 1995-03-31
ZERO CORP
filed 1995-06-29
CIK 109284

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1995
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM__________TO___________

Commission file number 1-5260

                               ZERO CORPORATION
- -------------------------------------------------------------------------------
            (Exact name of registrant as set forth in its charter)

       Delaware                                          95-1718077
- -------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or         (I.R.S. Employer
organization)                                            Identification Number)


444 South Flower Street, Ste. 2100, Los Angeles, CA      90071-2922
- -------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:    213/629-7000
                                                       ------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X . NO    .
                                       ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's voting common stock held by non-affiliates was $229,256,000 as of June 16, 1995 (based upon the closing sale price of $14.63 per share of such stock on the New York Stock Exchange on June 16, 1995).

Common stock outstanding as of June 16, 1995 -- 15,987,505 shares.


                      DOCUMENTS INCORPORATED BY REFERENCE

Only those portions of Registrant's Annual Report for the year ended March 31, 1995 attached hereto as Exhibit 13 and specifically incorporated by reference herein (the "1995 Annual Report") and the Proxy Statement for its annual meeting to be held July 26, 1995 (the "1995 Proxy Statement"), which are specifically referred to in Part I - Items 1 and 3, Part II - Items 5, 6, 7, and 8 and Part III - Items 10, 11 and 12, are incorporated herein by reference.

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

The Company considers itself a leading designer, manufacturer and marketer of engineered solutions to enclose, cool and carry electronic equipment. The Company's system packaging business designs and integrates standard and custom electronic enclosures and cabinets, and related components such as card cages for printed circuit boards, backplanes, power supplies and thermal management systems. Over seventy percent of ZEROs net sales in fiscal 1995 were linked to the electronics industry, primarily through customers doing business in the telecommunications, data processing and instrumentation markets. ZEROs engineered cases include custom and standard deep drawn aluminum ZERO boxes; the ZERO Halliburton(R) luggage, carrying cases and attaches; thermoformed and rotationally molded plastic cases and enclosures; other standard and custom fabricated cases (marketed under the Anvil(R) Cases brand name); and specialized case hardware. The Company is also a designer, manufacturer and marketer of various products used in the airline/air cargo industry including specialized aluminum, polycarbonate and fiberglass air cargo containers; patented telescoping baggage/cargo systems; air cargo restraint systems and hardware; and transit cases engineered to meet specifications of the Air Transport Association.

ZERO's operations are classified under two business segments: Enclosures and Accessories, and Other. Information about ZERO's business segments is set forth in Note 8 "Segment Information" on page 24 of the 1995 Annual Report, which is incorporated herein by reference.

During the three years ended March 31, 1995, the Company did not derive a material portion of its sales or net income from its foreign operations nor has the Company been dependent upon a single customer, or a few customers, the loss of which would have a material adverse effect on its operations.

Patents, licenses, franchises and concessions are not an important factor in ZERO's overall production process and are not material to its results of operation.

Research and development activities are not a significant part of the Company's business. During the year ended March 31, 1995, the Company spent less than 1% of net sales on research and development activities.

Acquisitions

ZERO is committed to enhance its growth through acquisitions that would complement the existing business. Prior to June 16, 1995, the Company acquired the assets of Electro-Mechanical Imagineering, Inc. (EMI), a manufacturer of products to encase, protect and mount closed-circuit television security devices that generated annual revenues of approximately $4.5 million. In addition, as of June 16, 1995, the Company has signed letters of intent outstanding to acquire two other companies, which, when combined with EMI, have combined sales of approximately $16 million. Negotiations of definitive agreements and diligence reviews are currently being performed and the Company expects to complete these acquisitions in the summer of 1995. These companies' product lines complement existing operations and markets.

Market Trends

Three trends have increased ZERO's sales activity within the rapidly growing electronics marketplace. One trend is the miniaturization of electronic products, which has increased the demand for highly specialized systems packaging and thermal management solutions. A second trend is lower-priced electronic products, which has increased both unit sales and the size of the markets ZERO serves. A third trend is the worldwide growth in telecommunications, which has greatly expanded the opportunity to enclose and cool products globally.

ZERO's sales in the telecommunications, data processing and instrumentation markets increased to $115 million from $100 million for the years ended
March 31, 1995 and 1994, respectively. This is due to the strength in the telecommunications industry as well as the demand for products to cool machine tool controls, cellular antennae equipment and other electronics that are located in inclement environments. Increased activity within the data processing market was greatly influenced by a price performance curve which accelerated the sale of mid-range computers requiring sophisticated cooling and packaging. ZERO's increased sales within the electronics markets more than offset the lower volumes in the air cargo market which decreased in sales to $22 million from $26 million and government/military markets which decreased in sales to $16 million from $21 million for the years ended March 31, 1995 and 1994, respectively.

Marketing

ZERO employs manufacturers' representatives, direct sales people and some distributors to market its non-consumer products worldwide. Technical support is provided by engineering personnel from ZERO's various plants. The Company's standard enclosures products and accessories are sold through catalogs, advertisements, trade journals and independent distributors. Nonstandard or specialized enclosure products and accessories are marketed through manufacturers' representatives and direct sales people. ZERO's consumer oriented products are marketed worldwide through catalogs, advertisements, telemarketing programs and trade journals, and are distributed through established independent dealers.

Competition

While reliable statistics are not available to permit the Company to accurately estimate its share of the total market for each of its business segments, the Company believes it has a significant share of the enclosures and accessories market that it serves. ZERO competes with a number of other larger and smaller companies. The degree and type of competition that ZERO encounters varies for both of its business segments.

The Company believes it effectively competes in both of its business segments by providing engineering expertise, innovative design, superior quality and on-time delivery at a competitive price. ZERO's ability to successfully compete in the Enclosures and Accessories segment is also attributable to its broad range of standard products. Approximately 2,000 dies, capable of producing over 75,000 standard deep drawn aluminum enclosures, provide ZERO with both a cost and service advantage in a large portion of its metal case and enclosure business. In addition, ZERO offers thousands of sizes of fabricated cases and hundreds of standard configurations for system packaging. The thermal management systems, which cool or heat a wide range of electronics, includes products such as blowers, fans, air conditioning systems and electronic controlling systems. Competitive strength is also derived by the Company's ability to modify standard products to satisfy a variety of applications and customer requirements.

Sales and Backlog

ZERO's backlog at March 31, 1995 and 1994 was $40,278,000 and $40,302,000,
respectively. Backlog is based on contracts which were signed as of the respective dates set forth. The backlog at March 31, 1995 is scheduled for delivery during fiscal 1996.

Certain contracts, particularly those with the United States Government and its contractors, provide for cancellation for convenience of the customer. If such cancellation occurs, the contractor is paid for costs incurred to date plus the costs of settling and paying claims of terminated subcontractors, other settlement expenses and a reasonable profit on its costs. During the five years ended March 31, 1995, the aggregate amount of orders cancelled for the convenience of the United States Government has not been material. However, no assurance can be given that this pattern will continue in the future.

For the year ended March 31, 1995, approximately 9% of ZERO's sales were made to the government/military market.

A majority of ZERO's sales orders are in amounts of less than $10,000 each. These orders generally are delivered 1 to 6 weeks from the time the order is booked. Larger orders and custom orders may take several weeks to over a year depending on the delivery schedule set by the customer. Because of the large number of customers served (in excess of 20,000), the relatively small size of each order and the relatively short delivery cycles involved, the Company believes the risk is low of any order being cancelled which would have a significant adverse effect on operations.

Raw Materials

The principal raw materials used by ZERO in manufacturing its products are aluminum and steel and, to a lesser extent, plastics. Such materials are purchased under competitive bids at levels sufficient to meet foreseeable production and delivery schedules from an adequate source of suppliers. Other raw materials and supplies necessary for the production of ZERO's products are purchased from a variety of suppliers. As of June 16, 1995, the Company was not experiencing shortages in the supply of its raw materials. Based on market and economic conditions at that date, ZERO believes that the supply and availability of these materials will be adequate to support its level of operations projected through March 31, 1996. However, the Company can make no assurances that such materials will be available beyond that period, and any shortage of such materials could have a significant and material adverse impact on the operations of the Company.

Environmental Matters

The information regarding environmental matters relating to operations in prior years is discussed in Note 7 - "Contingent Liabilities" on page 22 of the 1995 Annual Report addressing environmental matters in which ZERO has been named a "potentially responsible party" is incorporated herein by reference.

ZERO has developed and implemented an environmental program to reduce or eliminate the use of hazardous material in its current operations. Through changes in production processes, capital expenditures, proper training and the use of state-of-the-art treatment and monitoring equipment, the Company believes its program is controlling the use and discharge of hazardous materials and is in substantial compliance with applicable local, state and Federal regulations. The Company does not expect that any assertions of noncompliance with such laws relating to its current operations will materially adversely affect its earnings or competitive position or will require any significant capital expenditures during fiscal year 1996.

Employees

As of May 31, 1995, ZERO employed approximately 1,800 persons. Employee relations are considered good. Only certain employees at the Company's Samuel Groves & Co. Limited subsidiary and ZERO Stantron Cabinets division are represented by unions which are not affiliated with any national union.

ITEM 2.  PROPERTIES.

As of June 16, 1995, ZERO used manufacturing plants, facilities and office buildings containing an aggregate of approximately 1,483,000 square feet of floor space. ZERO's plants and facilities are located in California (Camarillo, Chino, City of Industry, El Monte, Pacoima, Rancho Dominguez and San Diego); Utah (North Salt Lake); Massachusetts (Monson); New Jersey (Princeton Junction and Windsor); Minnesota (Champlin); Connecticut (Hartford); Tijuana, Mexico; and Birmingham, Feltham, and West Midlands, England. The plants located in Camarillo, City of Industry, El Monte, Pacoima and San Diego, California; in North Salt Lake, Utah; in Princeton Junction and Windsor, New Jersey; and in Champlin, Minnesota, are used in the production of enclosures and accessories. The remaining plants are used by both business segments.

ZERO owns all its plants and facilities, except for the following leased properties:

PLANT                     SQUARE FOOTAGE                 LEASE EXPIRES
- ----------------------------------------------------------------------------
Camarillo, CA                 35,000                     June 30, 1996*
Camarillo, CA                 27,000                     February 28, 1996*
Chino, CA                      7,000                     March 31, 1996
City of Industry, CA          63,000                     November 30, 1996*
El Monte, CA                  72,000                     May 31, 2004
Hartford, CT                   8,000                     January 31, 1996
Hartford, CT                   6,000                     June 30, 1995
Pacoima, CA                  114,000                     August 5, 1999*
Rancho Dominguez, CA          30,000                     December 1, 1995
Rancho Dominguez, CA         110,000                     September 29, 1999*
Windsor, NJ                   24,000                     September 30, 1996*
Tijuana, Mexico               35,000                     January 31, 1996*
Feltham, England              31,000                     January 10, 2007
West Midlands, England        26,000                     May 22, 2000
                             -------
                             588,000
         TOTAL

* Lease contains renewal option.

ZERO's plants and facilities used in operations are generally constructed of concrete block, brick, concrete tilt-up, steel or a combination thereof. ZERO's facilities and equipment are well maintained and are believed to be adequate to support a substantial increase in its operations, assuming a comparable product mix.

ITEM 3.  LEGAL PROCEEDINGS.

Information concerning legal proceedings in Note 7 - "Contingent Liabilities" on page 22 of the 1995 Annual Report is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Registrant submitted no matters to a vote of its security holders during the fiscal quarter ended March 31, 1995.

                     EXECUTIVE OFFICERS OF THE REGISTRANT
                     ------------------------------------


Information regarding the Company's officers as of June 16, 1995 is as follows:


                                                                   EXECUTIVE
NAME                      AGE     POSITION                         OFFICER SINCE
- --------------------------------------------------------------------------------
Howard W. Hill             68     Chairman of the Board                 1960
John B. Gilbert            74     Chairman Emeritus and Director        1952
Wilford D. Godbold Jr.     57     President, Chief Executive            1982
                                  Officer and Director
George A. Daniels          57     Vice President and Chief              1987
                                  Financial Officer
Bernard B. Heiler          49     Vice President of Marketing           1992
                                  and Sales
James F. Hermanson         58     Vice President                        1984
Michael D. LeRoy           47     Vice President of Corporate           1995
                                  Development
Anita J. Cutchall          56     Director of Legal Affairs and         1992
                                  Corporate Secretary

None of the directors or executive officers are related to one another. All executive officers except Messrs. Heiler and LeRoy and Ms. Cutchall have served in their current capacities or in other managerial positions with the Company for a minimum of five years. Mr Heiler has held his current position with the Company since October 1992, prior to which he was Vice President of GTE California, a telephone public utility, from 1984 through 1992, and President of GTEL, a telecommunications integrator and a subsidiary of GTE, from 1986 through 1992. Mr. LeRoy has held his current position with the Company since January 1995, prior to which he was Chief Operating Office of Biner Ellison Packaging Systems, Inc., a manufacturing company, from 1990 through 1994, and a private investor from 1994 through 1995. Ms. Cutchall has held her current position with the Company since August 1992, prior to which she held the same position with Continental Graphics Corporation, a provider of specialty graphics, commercial printing and film services, from 1990 through 1992.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The information under the caption "Market and Dividend Information" on page 28 of the 1995 Annual Report is incorporated herein by reference. On June 16, 1995 the Company had 6,176 stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

The information under the caption "Five-Year Selected Financial Data" on page 27 of the 1995 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The information under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 9 of the 1995 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the Registrant and its subsidiaries included in the 1995 Annual Report (on the page numbers shown) are incorporated herein by reference:

 Statements of Consolidated Income--Years Ended March 31, 1995, 1994 and 1993.
  (Page 11)

 Consolidated Balance Sheets--March 31, 1995 and 1994. (Pages 12 and 13)

 Statements of Consolidated Stockholders' Equity--Years ended March 31, 1995,
  1994 and 1993. (Page 14)

 Statements of Consolidated Cash Flows--Years Ended March 31, 1995, 1994 and
  1993. (Page 15)

 Notes to Consolidated Financial Statements. (Pages 16 to 24, inclusive)

 Quarterly Results of Operations. (Page 27)

The independent auditors' report on page 25 and management's report on page 26 of the 1995 Annual Report covering ZERO's consolidated financial statements are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information under the caption "Election of Directors" in the 1995 Proxy Statement is incorporated herein by reference.

Information concerning the Company's executive officers is included under the caption "Executive Officers of the Registrant" following Part I, Item 4 of this report.

ITEM 11. EXECUTIVE COMPENSATION.

The information under the captions "Meetings of the Board of Directors, Committees of the Board and Directors' Fees" and "Executive Compensation" in the 1995 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information under the captions "General Information" and "Voting Securities and Certain Stockholders" in the 1995 Proxy Statement is incorporated herein by reference.

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

(a)(2). Financial Statement Schedule.

The following consolidated financial statement schedule of Registrant is included in Item 14(d) below:

  Schedule II--Valuation and Qualifying Accounts for the years ended March 31, 1995, 1994 and 1993.


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

(a)(3). Exhibits.

The following exhibits are part of this Form 10-K and are either incorporated by reference to the prior filings indicated below or are filed herewith under
Item 14(c):

3.1 The Restated Certificate of Incorporation filed as Exhibit 3-(3)(a) of the Company's Form 8-B filed on September 7, 1988.

3.2   Bylaws of ZERO Corporation, as amended on April 22, 1994 filed as
      Exhibit 3.2 to the Company's Form 10-K for the year ended March 31, 1994.

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

10.2  Deferred Compensation Plan as amended through April 1, 1986 filed as
      Exhibit 10.13 to the Company's Form 10-K for the year ended March 31,
      1986.

10.3 Directors' Deferred Compensation Plan adopted by the Board of Directors on October 20, 1993 filed as Exhibit 10.3 to the Company's Form 10-K for the year ended March 31, 1994.

10.4 Executive Deferred Compensation Plan adopted by the Board of Directors on October 20, 1993 filed as Exhibit 10.4 to the Company's Form 10-K for the year ended March 31, 1994.

10.5 ZERO Corporation Management Bonus Plan adopted by the Board of Directors on April 22, 1994 filed as Exhibit 10.5 to the Company's Form 10-K for the year ended March 31, 1994.

10.6 ZERO Corporation 1988 Stock Option Plan, as amended, filed on Form S-8 Registration Statements (File Nos. 33-44143 and 33-27929).

10.7 ZERO Corporation 1994 Stock Option Plan, filed on Form S-8 Registration Statement (File No. 33-56175).

10.8 Description of ZERO Corporation Pension Restoration Plan adopted by the Board of Directors on January 19, 1994 filed as Exhibit
      10.9 to the Company's Form 10-K for the year ended March 31, 1994, as amended.

10.9 Description of ZERO Corporation Contract and Joint Supplemental Life Insurance Plan adopted by the Board of Directors on April 22, 1994 filed as Exhibit 10.10 to the Company's Form 10-K for the year ended March 31, 1994.

13 Annual Report for the year ended March 31, 1995 (not deemed filed except for those portions specifically incorporated by reference herein).

21    Listing of the Company's subsidiaries as of March 31, 1995.

23    Consent of Independent Auditors.

27    Financial Data Schedule.

(b).  REPORTS ON FORM 8-K.

During the quarter ended March 31, 1995 the Company filed no reports on Form 8-K.

(c).  EXHIBITS.

See listing of exhibits filed herewith on page 12 of this report.

(d).  FINANCIAL STATEMENT SCHEDULE.

The financial statement schedule listed in Item 14(a)(2) above is shown on page 11 of this report. The report of the Registrant's independent auditors, Deloitte & Touche LLP, is set forth on page 10 of this report.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                                 DATE
- --------------------------------------------------------------------------------

/s/ George A. Daniels        Vice President and Chief Financial
__________________________   Officer                               June 28, 1995
George A. Daniels


DIRECTORS:

/s/ Gary M. Cusumano
__________________________   Director                              June 28, 1995
Gary M. Cusumano

/s/ Bruce J. DeBever
__________________________   Director                              June 28, 1995
Bruce J. DeBever

/s/ Clinton G. Gerlach
__________________________   Director                              June 28, 1995
Clinton G. Gerlach

/s/ John B. Gilbert
__________________________   Director                              June 28, 1995
John B. Gilbert


/s/ Wilford D. Godbold, Jr.  Director and Chief
__________________________   Executive Officer                     June 28, 1995
Wilford D. Godbold, Jr.


/s/ Bernard B. Heiler
__________________________   Director                              June 28, 1995
Bernard B. Heiler


/s/ Howard W. Hill
__________________________   Director                              June 28, 1995
Howard W. Hill


/s/ Whitney A. McFarlin
__________________________   Director                              June 28, 1995
Whitney A. McFarlin

INDEPENDENT AUDITORS' REPORT
- ----------------------------

To the Stockholders of ZERO Corporation:

We have audited the consolidated financial statements of ZERO
Corporation and its subsidiaries (the "Company") as of March 31, 1995 and 1994, and for each of the three years in the period ended March 31, 1995, and have issued our report thereon dated May 11, 1995; such financial statements and report are included in your 1995 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP


Los Angeles, California
May 11, 1995

                                                         SCHEDULE II



                       ZERO CORPORATION AND SUBSIDIARIES
                       ---------------------------------

                       VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED MARCH 31, 1995, 1994 AND 1993



                                   Balance at   Provision    Doubtful         Balance at
                                   Beginning    Charged to   Accounts         End of
                                   of Year      Income       Written Off (1)  Year
- ---------------------------------------------------------------------------------------------

Allowance for doubtful accounts:

April 1, 1994 to March 31, 1995    $829,000     $208,000     ($313,000)       $724,000

April 1, 1993 to March 31, 1994    $886,000     $489,000     ($546,000)       $829,000

April 1, 1992 to March 31, 1993    $871,000     $609,000     ($594,000)       $886,000

(1)  Net of recoveries

                       ZERO CORPORATION AND SUBSIDIARIES

                             FORM 10K, ITEM 14(c)


                            EXHIBITS FILED HEREWITH


13 Annual Report for the year ended March 31, 1995 (not deemed filed except for those portions specifically incorporated by reference herein).

21    Subsidiaries of Registrant as of March 31, 1995.

23    Consent of Independent Auditors.

27    Financial Data Schedule.