Form 10-Q
period 1995-06-30
ZERO CORP
filed 1995-08-14
CIK 109284

				UNITED STATES

				SECURITIES AND EXCHANGE COMMISSION

				Washington, D.C.  20549

				FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________

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

Common stock outstanding as of June 30, 1995 -- 15,987,955 shares.

PART I  -  FINANCIAL INFORMATION

Corporation for which information is given:

This report is filed for ZERO Corporation and its subsidiaries (hereafter "Registrant" or "Company") for the quarterly period ended June 30, 1995.

Item 1. 	Financial Statements.

     a. 	The Statements of Consolidated Income required by Rule 10-01
	of Regulation S-X are herewith filed as Exhibit Ia and are incorporated herein by reference.

	The Consolidated Balance Sheets required by Rule 10-01 of Regulation S-X are herewith filed as Exhibit Ib and are incorporated herein by reference.

	The Statements of Consolidated Cash Flows required by Rule 10-01 of Regulation S-X are as follows:

                                 							    	For The Three Months Ended
									                                          June 30,      June 30,
       			                                           1995 	     	  1994
OPERATING ACTIVITIES:
  NET CASH PROVIDED BY OPERATING ACTIVITIES       $	1,040,000  	$	4,679,000
INVESTING ACTIVITIES:
   DECREASE (INCREASE)IN SHORT-TERM INVESTMENTS    13,742,000      (500,000)
		 PROPERTY, PLANT AND EQUIPMENT ADDITIONS         (1,346,000) 			 (851,000)
   PURCHASE OF NON-CASH ASSETS OF
      ACQUIRED BUSINESSES                         	(4,080,000)
   PROCEEDS FROM SALE OF ASSETS							              1,670,000
   OTHER				                                  				    134,000        19,000
	NET CASH PROVIDED BY (USED IN)
     	INVESTING ACTIVITIES				                				 10,120,000    (1,332,000)
FINANCING ACTIVITIES:
   DIVIDENDS PAID							                         		(1,756,000)  	(1,592,000)
   OTHER (INCLUDING EFFECT OF EXCHANGE RATE CHANGES)  785,000       (64,000)
       NET CASH USED IN FINANCING ACTIVITIES         (971,000)   (1,656,000)
NET INCREASE IN CASH AND CASH EQUIVALENTS        	 10,189,000     1,691,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  	17,132,000		  14,843,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD*       $27,321,000   $16,534,000

These Statements of Consolidated Cash Flows for the three months ended June
30, 1995 and 1994 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results for the periods.

<F01>
* Cash and Cash Equivalents include liquid investments purchased with maturities of three months or less. At June 30, 1995 and 1994 short-term investments with maturities longer than three months totaled
   $6,160,000 and $19,025,000, respectively.

Item 2. 	Management's Discussion and Analysis of
        	Financial Condition and Results of Operations.

The following should be read in conjunction with the financial statements included or incorporated herein by reference.

Results of Operations

Net sales for the three months ended June 30, 1995 increased 11.2% when compared to the prior year periods due primarily to increased orders within the communication/instrumentation and data processing/peripherals markets partially offset by weakness in the air cargo market.

Cost of sales, as a percent of net sales, decreased slightly when compared to the same period in the prior year primarily as a result of higher sales, product mix and cost containment efforts. Selling and administrative expenses, as a percent of net sales, remained relatively consistent in fiscal 1996 when compared to fiscal 1995.

Financial Condition and Liquidity

The financial condition of the Company remained strong at June 30, 1995. Cash and short-term investments totaled $33,481,000 compared to $37,034,000 at March 31, 1995. The Company's working capital increased to $74,978,000 from $73,531,000 at March 31, 1995.

Cash provided by operating activities during the three months ended June 30, 1995 totaled $1,040,000, versus $4,679,000 during the fiscal 1995 period. The decrease was primarily attributable to increased levels of accounts receivable and inventory due to increased net sales.

In June 1995, the Company acquired the assets of Electro-Mechanical Imagineering, Inc., a manufacturer of products to encase, protect and mount closed-circuit television security devices.

Management believes that cash from operations, together with the Company's short-term investments and ability to obtain financing, will provide sufficient funds to finance current and forecasted operations, including potential acquisitions. The Company will continue to invest its available funds in liquid, low-risk investments.


Exhibit Ia - The Company's Statements of Consolidated Income for the Three Months Ended June 30, 1995 and 1994.

Exhibit Ib - The Company's Consolidated Balance Sheets as of June 30, 1995 and March 31, 1995.

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

     a. On July 26, 1995, the Company held its Annual Meeting of
 Stockholders. Of the 15,977,005 shares eligible to vote at the meeting, 13,439,304 shares were represented in person or by proxy.

     b. At the meeting, nominees Bruce J. DeBever, Bernard B. Heiler and Whitney A. McFarlin were elected to serve as Directors for three year terms. Gary M. Cusumano, Clinton G. Gerlach, John B. Gilbert, Wilford D. Godbold, Jr., and Howard W. Hill will continue their terms of office as Directors.

     c. Of the 13,439,304 shares represented at the meeting, nominees Bruce
 J. DeBever, Bernard B. Heiler and Whitney A. McFarlin received 13,390,577, 13,390,582 and 13,393,633 shares voted in favor, respectively.

 A shareholder proposal to approve the declassification of the Board of Directors was not approved by receiving 6,832,560 shares voted against, 4,310,007 shares voted in favor and 156,143 votes abstaining. There were 2,140,594 broker nonvotes.

Item 6.	Exhibits and Reports on Form 8-K.

     a. Exhibits - 27.  Financial Data Schedule

     b.	Reports on Form 8-K - None

			SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



				ZERO CORPORATION



Date:  August 14, 1995              	 	/s/ D. N. KAJIKAMI
                      				             D. N. Kajikami, Controller
 				                                    and Chief Accounting Officer





Date:  August 14, 1995               	 /s/ G. A. DANIELS
                       				            G. A. Daniels, Vice President
 				                                    and Chief Financial Officer

				ZERO CORPORATION AND SUBSIDIARIES

				STATEMENTS OF CONSOLIDATED INCOME

                         										   Three Months Ended
										                                 June 30,
								                              1995			        1994
NET SALES								                  $	48,617,000   	$	43,716,000
INTEREST INCOME								                 465,000    		   368,000
OTHER INCOME									                   176,000		       288,000
	TOTAL							                        49,258,000      44,372,000
COST AND EXPENSES:
 COST OF SALES						            		   30,839,000      28,093,000
 SELLING AND ADMINISTRATIVE EXPENSES 10,860,000    			9,567,000
 DEPRECIATION								               	 1,184,000       1,177,000
 INTEREST EXPENSE								             	 196,000   	 	   165,000
	TOTAL							                      	 43,079,000  		  39,002,000
INCOME BEFORE TAXES							         		 6,179,000   		  5,370,000
INCOME TAXES									                 2,472,000       2,092,000
NET INCOME					                 			$	 3,707,000  		$	 3,278,000

PRIMARY EARNINGS PER SHARE								       $	0.23        		$	0.21
DIVIDENDS DECLARED PER SHARE								     $	0.11 		       $	0.10
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING									       16,094,000  			 15,971,000

These Statements of Consolidated Income for the Three Months Ended
June 30, 1995 and 1994 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results for the periods.






















					Exhibit Ia

				   ZERO CORPORATION AND SUBSIDIARIES

				   CONSOLIDATED BALANCE SHEETS

                                 									   June 30, 			      March 31,
								                                      	1995			           1995
ASSETS
CURRENT ASSETS
   CASH AND SHORT-TERM INVESTMENTS			 			  		$	 33,481,000  		$	 37,034,000
   ACCOUNTS RECEIVABLE (LESS ALLOWANCE FOR
     DOUBTFUL ACCOUNTS OF $758,000 AND
     $724,000, RESPECTIVELY) 							         	  28,588,000 			   26,310,000
   INVENTORIES
     RAW MATERIALS AND SUPPLIES      								   17,560,000       15,028,000
	    WORK IN PROCESS								                     7,109,000        7,046,000
	    FINISHED GOODS						                        4,305,000        4,147,000
     OTHER								                             	 3,409,000        3,327,000
	      TOTAL CURRENT ASSETS						             	 94,452,000       92,892,000
PROPERTY, PLANT AND EQUIPMENT  							     		   80,280,000 			   81,914,000
LESS ACCUMULATED DEPRECIATION								      	   (47,447,000) 			 (47,925,000)
     NET PROPERTY, PLANT AND EQUIPMENT  	 	     32,833,000       33,989,000
GOODWILL									                               30,363,000       29,624,000
OTHER ASSETS							                       		    17,985,000 		    15,019,000

		TOTAL ASSETS					                        	 $	175,633,000		  $	171,524,000


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   ACCOUNTS PAYABLE		                			 	   $	  7,264,000    $   8,326,000
   ACCRUED WAGES AND COMMISSIONS					     		   		4,800,000      	 5,426,000
   ACCRUED INCOME AND OTHER TAXES							        	3,523,000   		   1,671,000
   OTHER 							                          	  	   3,887,000   			  3,938,000
	   TOTAL CURRENT LIABILITIES			       			  	   19,474,000   		  19,361,000
   NOTES PAYABLE								                       	   591,000
   OTHER NON-CURRENT LIABILITIES
     (PRIMARILY DEFERRED COMPENSATION)	 				    	7,829,000        6,569,000
STOCKHOLDERS' EQUITY
   PREFERRED STOCK $.01 PAR VALUE; NONE ISSUED
   COMMON STOCK $.01 PAR VALUE		           							 161,000 	    	 	 161,000
   ADDITIONAL PAID-IN-CAPITAL			           					31,378,000 			   31,079,000
   RETAINED EARNINGS					                  				117,705,000  			 115,754,000
								                                      	149,244,000  			 146,994,000
   FOREIGN CURRENCY TRANSLATION ADJUSTMENTS     			156,000  			     261,000
   TREASURY STOCK (160,888 SHARES), AT COST     (1,661,000) 	  	 (1,661,000)
	   TOTAL STOCKHOLDERS' EQUITY					     			    147,739,000  		  145,594,000
		TOTAL LIABILITIES AND
		   STOCKHOLDERS' EQUITY			              			$	175,633,000    $ 171,524,000


The Consolidated Balance Sheet as of June 30, 1995 is unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position.



				   Exhibit Ib