Form 10-Q/A
period 1995-06-30
ZERO CORP
filed 1995-09-22
CIK 109284

[LEGEND]
THE PURPOSE OF THIS SUBMISSION IS TO ATTACH THE FINANCIAL DATA SCHEDULE AS
EXHIBIT 27 AS IDENTIFIED IN ITEM 6 OF FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995.
[/LEGEND]

				UNITED STATES

				SECURITIES AND EXCHANGE COMMISSION

				Washington, D.C.  20549

				FORM 10-Q AMENDMENT

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



				ZERO CORPORATION



Date:  September 22, 1995              	 	/s/ D. N. KAJIKAMI
                      				             D. N. Kajikami, Controller
 				                                    and Chief Accounting Officer





Date:  September 22, 1995               	 /s/ G. A. DANIELS
                       				            G. A. Daniels, Vice President
 				                                    and Chief Financial Officer