Form 10-Q
period 1995-09-30
ZERO CORP
filed 1995-11-14
CIK 109284

                                UNITED STATES
                   				SECURITIES AND EXCHANGE COMMISSION
 		                        Washington, D.C.  20549

                              				FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
            ________________ to _________________


Commission file number:		1-5260


                     		Z E R O  C o r p o r a t i o n
             (Exact name of registrant as set forth in its charter)


	Delaware	                                 					95-1718077
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

Common stock outstanding as of September 30, 1995 -- 16,056,700 shares.

PART I  -  FINANCIAL INFORMATION

Corporation for which information is given:

This report is filed for ZERO Corporation and its subsidiaries (hereafter "Registrant" or "Company") for the quarterly period ended September 30, 1995.


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



   						  		                                         For The Six Months Ended
                                           							          September 30,
								                                                 1995           1994
OPERATING ACTIVITIES:
   NET CASH PROVIDED BY OPERATING ACTIVITIES						  		$	4,820,000 	$ 9,682,000
INVESTING ACTIVITIES:
   DECREASE (INCREASE) IN SHORT-TERM INVESTMENTS  				 16,937,000   (5,073,000)
   EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT					 (2,639,000)  (1,945,000)
   PURCHASE OF NON-CASH ASSETS OF ACQUIRED BUSINESSES  (5,519,000)
   PROCEEDS FROM SALE OF ASSETS                         1,670,000
   OTHER					                                             140,000        9,000
      NET CASH PROVIDED (REQUIRED) BY
         INVESTING ACTIVITIES				                  				10,589,000   (7,009,000)
FINANCING ACTIVITIES:
   DIVIDENDS PAID	                             								(3,519,000)  (3,184,000)
   INCREASE IN NOTES PAYABLE      							               1,742,000
   OTHER (INCLUDING EFFECT OF EXCHANGE RATE CHANGES)						787,000	     520,000
      NET CASH REQUIRED BY FINANCING ACTIVITIES						    (990,000)  (2,664,000)
NET INCREASE IN CASH AND CASH EQUIVALENTS		            14,419,000        9,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD							17,132,000 	 14,843,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD *					 			 $31,551,000	 $14,852,000

These Statements of Consolidated Cash Flows for the six months ended
September 30, 1995 and 1994 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results for the periods.

<F01>
* Cash and Cash Equivalents include liquid investments purchased with maturities of three months or less. At September 30, 1995 and 1994 short-term investments with maturities longer than three months totaled $2,965,000 and $23,598,000, respectively.

Item 2. 	Management's Discussion and Analysis of
        	Financial Condition and Results of Operations.

The following should be read in conjunction with the financial statements included or incorporated herein by reference.

Results of Operations

Net sales for the three and six months ended September 30, 1995 increased 10.3% and 10.7%, respectively, when compared to the prior year periods due primarily to increased orders within the telecommunication/instrumentation and data processing/peripherals markets partially offset by weakness in the air cargo market.

Cost of sales, as a percent of net sales, decreased slightly in the three and six months ended September 30, 1995 when compared to the same periods in the prior year primarily as a result of higher sales, product mix and cost containment efforts.

Selling and administrative expenses, as a percent of net sales, remained relatively consistent in the first two quarters of fiscal 1996 when compared to the same period in fiscal 1995.

Financial Condition

The financial condition of the Company remained strong at September 30, 1995. Cash and short-term investments totaled $34,516,000 compared to $37,034,000 at March 31, 1995. The Company's working capital increased to $82,122,000 from $73,531,000 at March 31, 1995.

Net cash provided by operating activities for the six months ended
September 30, 1995 totaled $4,820,000, versus $9,682,000 during the fiscal 1995 period. The decrease was primarily attributable to increased levels of accounts receivable and inventory resulting from increased net sales.

In June 1995, the Company acquired the assets of Electro-Mechanical Imagineering Inc., a manufacturer of products to encase, protect and mount closed-circuit television security devices. In July 1995, the Company acquired the assets of G.W. Pearce & Sons Limited, a manufacturer of deep drawn products for the food service industry.

Management believes that cash from operations, together with the Company's short-term investments and ability to obtain financing, will provide sufficient funds to finance current and forecasted operations, including potential acquisitions. The Company will continue to invest its available funds in liquid, low-risk investments.

Exhibit Ia - 	The Company's Statements of Consolidated Income for the
             	Three and Six Months Ended September 30, 1995 and 1994.

Exhibit Ib - 	The Company's Consolidated Balance Sheets as of
             	September 30, 1995 and March 31, 1995.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Environmental Matters - In March 1994 the Company, along with twenty-three other potentially responsible parties (PRPs), entered into a consent decree with the U.S. Environmental Protection Agency (the EPA) relating to the remedial design work for the Glendale North and South Operable Units of the San Fernando Valley Superfund Site (the Site). On October 20, 1995 the Company, along with forty-four other PRPs, received a Special Notice Letter from the EPA in connection with the construction, operation and maintenance costs for the twelve year interim remedy for the Site, and for response costs incurred by the government. The PRP Group formed in connection with the EPA's initial remedial design notice has commenced negotiations with the EPA for the formulation of a good faith offer for the implementation of the interim remedy. The PRP Group is currently involved in a process to allocate the costs for the interim remedy and to determine the final allocation for the costs related to the remedial design work.

The Company's ultimate liability related to the Site will be dependent upon the outcome of the allocation process, as well as other factors including changes in the design and/or costs of remediation systems. The Company has provided for its share of the design costs. Because its share is not estimable at this time, the Company has provided no reserves for its share of the construction, operation and maintenance costs.

The Company has also been notified that it may be a PRP with respect to the South El Monte Operable Unit of the San Gabriel Valley Superfund Site located in the Los Angeles area. Because amounts cannot be estimated at this time, no reserves have been established for the San Gabriel Valley Superfund Site.

Item 6.  Exhibits and Reports on Form 8-K.

     a. 	Exhibit - 27.  Financial Data Schedule

     b. 	Reports on Form 8-K - None.



                              				SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      				ZERO Corporation


Date:  November 13, 1995                 /s/ D. N. KAJIKAMI
                                          D. N. Kajikami, Controller
                                           and Chief Accounting Officer


Date:  November 13, 1995              			/s/ G. A. DANIELS
		                                       	G. A. Daniels, Vice President
			                                        and Chief Financial Officer

       			               ZERO CORPORATION AND SUBSIDIARIES
       			               STATEMENTS OF CONSOLIDATED INCOME

                       				    Three Months Ended					     Six Months Ended
                                  September 30,               September 30,
                                1995         1994          1995          1994
NET SALES		               	 $51,387,000		$46,583,000  $100,004,000	  $90,299,000
INTEREST INCOME			              467,000		   	392,000		     932,000       760,000
OTHER INCOME				                463,000		    385,000		     639,000       673,000
	TOTAL			                    52,317,000		 47,360,000		 101,575,000    91,732,000
COST AND EXPENSES:
 COST OF SALES			           	32,597,000	 	29,631,000	   63,436,000    57,724,000
 SELLING AND ADMIN. EXP.		   10,647,000	  	9,848,000		  21,507,000    19,415,000
 DEPRECIATION				             1,252,000		  1,153,000		   2,436,000     2,330,000
 INTEREST EXPENSE			           	237,000		    141,000		     433,000       306,000
	TOTAL			                    44,733,000		 40,773,000		  87,812,000    79,775,000
INCOME BEFORE TAXES				       7,584,000		  6,587,000		  13,763,000    11,957,000
INCOME TAXES				              3,034,000		  2,559,000		   5,506,000     4,651,000
NET INCOME			               $	4,550,000	 $ 4,028,000	 $  8,257,000     7,306,000

PRIMARY EARNINGS PER SHARE        $0.28        $0.25         $0.51	        $0.46
DIVIDENDS DECLARED PER SHARE      $0.11	       $0.10         $0.22         $0.20
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING	        	16,210,000 	 15,982,000		  16,152,000    15,976,000

These Statements of Consolidated Income for the Three and Six Months Ended September 30, 1995 and 1994 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results for the periods.


                              				Exhibit Ia

                 			   ZERO CORPORATION AND SUBSIDIARIES
                    			   CONSOLIDATED BALANCE SHEETS

                                       							     September 30,	  March 31,
				                                          				     	1995	         1995
ASSETS
CURRENT ASSETS
   CASH AND SHORT-TERM INVESTMENTS							          $	34,516,000	  $	37,034,000
   ACCOUNTS RECEIVABLE (LESS ALLOWANCE FOR
      DOUBTFUL ACCOUNTS OF $772,000 AND $724,000,
       RESPECTIVELY)									                        30,787,000	   	26,310,000
   INVENTORIES
      RAW MATERIALS AND SUPPLIES            									18,992,000	   	15,028,000
      WORK IN PROCESS									                        7,295,000		    7,046,000
      FINISHED GOODS									                         4,379,000		    4,147,000
   OTHER								                                     	4,677,000		    3,327,000
	   TOTAL CURRENT ASSETS							                     100,646,000		   92,892,000
PROPERTY, PLANT AND EQUIPMENT								               	81,677,000		   81,914,000
LESS ACCUMULATED DEPRECIATION AND AMORTIZATION						(48,456,000)		 (47,925,000)
   NET PROPERTY, PLANT AND EQUIPMENT				        					33,221,000		   33,989,000
GOODWILL								                                    	30,098,000		   29,624,000
OTHER ASSETS								                                	15,483,000		   15,019,000
		TOTAL ASSETS						                               $179,448,000	  $171,524,000


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   ACCOUNTS PAYABLE	           	               	 		$  6,545,000   $ 	8,326,000
   ACCRUED WAGES AND COMMISSIONS									             5,512,000		    5,426,000
   ACCRUED INCOME AND OTHER TAXES								            	1,427,000		    1,671,000
   OTHER									                                     5,040,000		    3,938,000
	   TOTAL CURRENT LIABILITIES							                	18,524,000		   19,361,000
NOTES PAYABLE                                         1,480,000
OTHER NON-CURRENT LIABILITIES (PRIMARILY
   DEFERRED COMPENSATION)	                    								8,325,000	    	6,569,000
STOCKHOLDERS' EQUITY
   PREFERRED STOCK $.01 PAR VALUE; NONE ISSUED
   COMMON STOCK $.01 PAR VALUE                 									162,000	      	161,000
   ADDITIONAL PAID-IN-CAPITAL									               32,823,000		   31,079,000
   RETAINED EARNINGS									                       119,629,000		  115,754,000
								                                           	152,614,000	  	146,994,000
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS									       159,000	       261,000
TREASURY STOCK (160,445 AND 160,888 SHARES,
    RESPECTIVELY) AT COST		                        	 (1,654,000)		  (1,661,000)
    TOTAL STOCKHOLDERS' EQUITY						              		151,119,000		  145,594,000
		TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     	 $179,448,000	  $171,524,000

The Consolidated Balance Sheet as of September 30, 1995 is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position.

                            				   Exhibit Ib