Form 10-Q
period 1995-12-31
ZERO CORP
filed 1996-02-14
CIK 109284

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
            ________________ to _________________


Commission file number:		1-5260


                        Z E R O  C o r p o r a t i o n
            (Exact name of registrant as set forth in its charter)


Delaware                                      95-1718077
(State or other jurisdiction of               (I.R.S.  Employer
incorporation or organization)                Identification Number)

444 South Flower Street, Suite #2100, Los Angeles, CA 90071-2922
(Address of principal executive offices)             (Zip Code)

                              (213) 629-7000
            (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Common stock outstanding as of December 31, 1995 -- 16,093,380 shares.

PART I  -  FINANCIAL INFORMATION

Corporation for which information is given:

This report is filed for ZERO Corporation and its subsidiaries (hereafter "Registrant" or "Company") for the quarterly period ended December 31, 1995.


Item 1. 	Financial Statements.

     a. 	The Statements of Consolidated Income required by Rule 10-01
        	of Regulation S-X are herewith filed as Exhibit Ia and are incorporated herein by reference.

        	The Consolidated Balance Sheets required by Rule 10-01 of Regulation S-X are herewith filed as Exhibit Ib and are incorporated herein by reference.

        	The Statements of Consolidated Cash Flows required by Rule 10-01 of Regulation S-X are as follows:



                                                    For The Nine Months Ended
                                                            December 31,
                                                         1995         1994
OPERATING ACTIVITIES:
   NET CASH PROVIDED BY OPERATING ACTIVITIES         $ 8,964,000 $ 13,899,000
INVESTING ACTIVITIES:
   DECREASE (INCREASE) IN SHORT-TERM INVESTMENTS      17,929,000  (14,995,000)
   EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT     (5,399,000)  (4,337,000)
   PURCHASE OF NON-CASH ASSETS OF ACQUIRED BUSINESSES (5,519,000)
   PROCEEDS FROM SALE OF ASSETS                        1,670,000
   OTHER                                                 283,000       (5,000)
      NET CASH PROVIDED (REQUIRED) BY
         INVESTING ACTIVITIES                          8,964,000  (19,337,000)
FINANCING ACTIVITIES:
   DIVIDENDS PAID                                     (5,286,000)  (4,778,000)
   INCREASE IN NOTES PAYABLE                           1,772,000
   OTHER (INCLUDING EFFECT OF EXCHANGE RATE CHANGES)     984,000      897,000
      NET CASH REQUIRED BY FINANCING ACTIVITIES       (2,530,000)  (3,881,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  15,398,000   (9,319,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      17,132,000   14,843,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD*          $32,530,000 $  5,524,000

These Statements of Consolidated Cash Flows for the nine months ended
December 31, 1995 and 1994 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results for the periods.

<F01>
* Cash and Cash Equivalents include investments purchased with maturities of three months or less. At December 31, 1995 and 1994 short-term investments with maturities longer than three months totaled $1,973,000 and $33,520,000, respectively.

Item 2. 	Management's Discussion and Analysis of
        	Financial Condition and Results of Operations.

The following should be read in conjunction with the financial statements included or incorporated herein by reference.

Results of Operations

Net sales for the three and nine months ended December 31, 1995 increased 12.1% and 11.2%, respectively, when compared to the prior year periods due primarily to increased orders within the telecommunication/instrumentation and data processing/peripherals markets partially offset by weakness in the air cargo market.

Cost of sales and selling and administrative expenses, as a percent of net sales, remained relatively consistent in the three and nine months ended December 31, 1995 when compared to the same periods in the prior year.

Financial Condition and Liquidity

The financial condition of the Company remained strong at December 31, 1995. Cash and short-term investments totaled $34,503,000 compared to $37,034,000 at March 31, 1995. The Company's working capital increased to $83,523,000 from $73,531,000 at March 31, 1995.

Net cash provided by operating activities for the nine months ended
December 31, 1995 totaled $8,964,000, versus $13,899,000 during the fiscal 1995 period. The decrease was primarily attributable to increased levels of accounts receivable and inventory.

In June 1995, the Company acquired the assets of Electro-Mechanical Imagineering Inc., a manufacturer of products to encase, protect and mount closed-circuit television security devices. In July 1995, the Company acquired the assets of G.W. Pearce & Sons Limited, a manufacturer of deep drawn products for the food service industry.

Recent Acquisition

In January 1996, the Company completed the cash acquisition of Precision Fabrication Technologies, Inc., a manufacturer and marketer of modular enclosures, data communications products, racks, chassis and related accessories for the electronics and telecommunications industries.

Dutch Tender Offer

On February 1, 1996, the Company and a subsidiary offered to repurchase up to 4,000,000 shares of common stock shares of the Company at a single price to be determined by the Company not greater than $18.00 nor less than $15.75 per share in a "Dutch Tender Offer" (the "Offer"). Concurrently with the Offer, the Company announced that upon consummation of the Offer, its Board of Directors intends to reduce the annual cash dividend of the Company from $.44 per share to $.12 per share effective for the April 1996 quarterly dividend declaration. The transactions are more fully described in Schedule 13E-4 and the exhibits attached thereto filed with the Securities and Exchange
Commission on February 1, 1996 to which reference is made.

On January 31, 1996, the Company and a subsidiary of the Company, executed and delivered a Private Shelf Agreement providing for the issue of its unsecured senior promissory notes by the subsidiary, guaranteed by the Company, in the aggregate principal amount of up to $50,000,000 to Prudential Insurance
Company of America or an affiliate(s) thereof. The subsidiary will use the proceeds from the sale of the subsidiary notes solely for the purchase of the shares pursuant to the Offer and for payment of related expenses. The remaining balance required by the Offer will be funded by the Company's available cash balances and/or cash derived from the sale of short-term investments. The Private Shelf Agreement also provided for a $20,000,000 Shelf Facility to the Company (see Exhibit (b) to Schedule 13E-4 referred to above).

The Company intends to enter into a two-year $20,000,000 unsecured revolving credit agreement with a commercial bank. Any borrowings under this revolving credit facility would be used for working capital and for general corporate purposes.

Management believes that cash from operations, together with the $20,000,000 Shelf Facility, the $20,000,000 revolving credit agreement and the reduction in the dividend rate, will provide sufficient funds to finance current and forecasted operations, including potential acquisitions. The Company will continue to invest its available funds in liquid, low-risk investments.

Exhibit Ia - 	The Company's Statements of Consolidated Income for the
             	Three and Nine Months Ended December 31, 1995 and 1994.

Exhibit Ib - 	The Company's Consolidated Balance Sheets as of
             	December 31, 1995 and March 31, 1995.

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

The Company's ultimate liability related to the Site will be dependent upon the outcome of the allocation process, as well as other factors including changes in the design and/or costs of remediation systems. The Company has provided for its share of the design costs. The Company has provided no reserves for its share of the construction, operation and maintenance costs, because its share is not estimable at this time.

On January 26, 1996 the Company executed a De Minimis Consent Decree in final settlement of environmental claims brought in 1988 against the Company as a third-party defendant. Under the Consent Decree the Company's liability was not material and was expensed in the current period.

In its Form 10-Q for the quarterly period ended September 30, 1995, the Company reported that it had been notified by the U.S. Environmental Protection Agency (the EPA) that it may be a potentially responsible party (PRP) with respect to the South El Monte Operable Unit of the San Gabriel Valley Superfund Sites.
The EPA informed certain PRPs that the EPA had entered into an Administrative Order on Consent (AOC) with one PRP-entity for a PRP-lead remedial investigation and feasibility study (RI/FS) at the Site. The EPA encouraged the other notified PRPs to cooperate with that entity concerning the performance of the RI/FS work. The amount paid by the Company was not material and was expensed in the current period.

Item 6.  Exhibits and Reports on Form 8-K.

     a.  Exhibit - 27.  Financial Data Schedule

     b. Form of Private Shelf Agreement (the "Private Shelf Agreement") by and among the Company, the Subsidiary, The Prudential Insurance Company of America, and each Prudential Affiliate (as defined in the Private Shelf Agreement) which becomes bound by certain provisions of the Private Shelf Agreement, dated as of January 31, 1996, filed as Exhibit (b) to the Company's Schedule 13E-4 filed on February 1, 1996, incorporated herein by reference.

     c.  Reports on Form 8-K - None.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ZERO Corporation


Date:  February 14, 1996              /s/ D. N. KAJIKAMI
                                       D. N. Kajikami, Controller
                                        and Chief Accounting Officer


Date:  February 14, 1996              /s/ G. A. DANIELS
                                       G. A. Daniels, Vice President
                                        and Chief Financial Officer

                       ZERO CORPORATION AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME

                             Three Months Ended          Nine Months Ended
                                 December 31,               December 31,
                              1995         1994          1995          1994
NET SALES                 $50,328,000  $44,902,000  $150,332,000  $135,201,000
INTEREST INCOME               474,000      539,000     1,406,000     1,299,000
OTHER INCOME                  201,000      349,000       840,000     1,022,000
     TOTAL                 51,003,000   45,790,000   152,578,000   137,522,000
COST AND EXPENSES:
 COST OF SALES             32,541,000   28,792,000    95,977,000    86,516,000
 SELLING AND ADMIN. EXP.   10,542,000    9,827,000    32,049,000    29,242,000
 DEPRECIATION               1,245,000    1,140,000     3,681,000     3,470,000
 INTEREST EXPENSE             255,000      186,000       688,000       492,000
     TOTAL                 44,583,000   39,945,000   132,395,000   119,720,000
INCOME BEFORE TAXES         6,420,000    5,845,000    20,183,000    17,802,000
INCOME TAXES                2,568,000    2,295,000     8,074,000     6,946,000
NET INCOME                $ 3,852,000  $ 3,550,000  $ 12,109,000  $ 10,856,000

PRIMARY EARNINGS PER SHARE      $0.24        $0.22         $0.75         $0.68
DIVIDENDS DECLARED PER SHARE    $0.11        $0.10         $0.33         $0.30
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING        16,251,000   16,008,000    16,185,000    15,985,000

These Statements of Consolidated Income for the Three and Nine Months Ended December 31, 1995 and 1994 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results for the periods.


                                 Exhibit Ia

                       ZERO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                   December 31,     March 31,
                                                       1995            1995
ASSETS
CURRENT ASSETS
   CASH AND SHORT-TERM INVESTMENTS                 $ 34,503,000   $ 37,034,000
ACCOUNTS RECEIVABLE (LESS ALLOWANCE FOR
      DOUBTFUL ACCOUNTS OF $817,000 AND $724,000,
       RESPECTIVELY)                                 30,926,000     26,310,000
   INVENTORIES
      RAW MATERIALS AND SUPPLIES                     17,960,000     15,028,000
      WORK IN PROCESS                                 8,006,000      7,046,000
      FINISHED GOODS                                  4,622,000      4,147,000
   OTHER                                              5,450,000      3,327,000
      TOTAL CURRENT ASSETS                          101,467,000     92,892,000
PROPERTY, PLANT AND EQUIPMENT                        83,740,000     81,914,000
LESS ACCUMULATED DEPRECIATION AND AMORTIZATION      (49,147,000)   (47,925,000)
   NET PROPERTY, PLANT AND EQUIPMENT                 34,593,000     33,989,000
GOODWILL                                             29,831,000     29,624,000
OTHER ASSETS                                         16,508,000     15,019,000
   TOTAL ASSETS                                    $182,399,000   $171,524,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   ACCOUNTS PAYABLE                                $  6,535,000   $  8,326,000
   ACCRUED WAGES AND COMMISSIONS                      4,920,000      5,426,000
   ACCRUED INCOME AND OTHER TAXES                     1,702,000      1,671,000
   OTHER                                              4,787,000      3,938,000
      TOTAL CURRENT LIABILITIES                      17,944,000     19,361,000
NOTES PAYABLE                                         1,515,000
OTHER NON-CURRENT LIABILITIES (INCLUDING
   DEFERRED COMPENSATION OF $7,652,000 AND
   $6,352,000, RESPECTIVELY)                          9,539,000      6,569,000
STOCKHOLDERS' EQUITY
   PREFERRED STOCK $.01 PAR VALUE; NONE ISSUED
   COMMON STOCK $.01 PAR VALUE                          162,000        161,000
   ADDITIONAL PAID-IN-CAPITAL                        33,189,000     31,079,000
   RETAINED EARNINGS                                121,640,000    115,754,000
                                                    154,991,000    146,994,000
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                 64,000        261,000
TREASURY STOCK (160,445 AND 160,888 SHARES,
    RESPECTIVELY) AT COST                            (1,654,000)    (1,661,000)
    TOTAL STOCKHOLDERS' EQUITY                      153,401,000    145,594,000
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $182,399,000   $171,524,000

The Consolidated Balance Sheet as of December 31, 1995 is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position.

                                 Exhibit Ib