Form 10-K405
period 1996-03-31
ZERO CORP
filed 1996-06-28
CIK 109284

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                   ----------  -----------
Commission file number 1-5260


                                ZERO CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as set forth in its charter)



         Delaware                                        95-1718077
- -----------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification Number)

444 South Flower Street, Ste. 2100, Los Angeles, CA         90071-2922
- ------------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:     213/629-7000
                                                       -------------

Securities registered pursuant to Section 12(B) of the Act:

    Title of each class               Name of each exchange on which registereD
- -------------------------           --------------------------------------------
Common Stock, $.01 Par Value                 New York Stock Exchange
                                             Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's voting common stock held by non-affiliates was $253,302,847 as of June 12, 1996 (based upon the closing sale price of $21.25 per share of such stock on the New York Stock Exchange on June 12, 1996).

Common stock outstanding as of June 12, 1996 -- 12,130,849 shares.

                  DOCUMENTS INCORPORATED BY REFERENCE

Only those portions of Registrant's Annual Report for the year ended March 31, 1996 attached hereto as Exhibit 13 and specifically incorporated by reference herein (the "1996 Annual Report") and the proxy statement for its annual meeting to be held July 24, 1996 (the "1996 Proxy Statement"), which are specifically referred to in Part I - Items 1 and 3, Part II - Items 5, 6, 7, and 8 and Part III - Items 10, 11 and 12, are incorporated herein by reference.

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

Approximately 74% of ZERO's net sales in fiscal 1996 were to the electronics industry, primarily to customers doing business in the telecommunications, instrumentation and data processing markets. For these markets the Company designs, manufactures and markets system packaging solutions, thermal management products and engineered cases and cabinets to protect electronic equipment. ZERO's products, which range from standard to highly customized, can be used individually or integrated into complete systems. These products include components such as card cages for printed circuit boards, backplanes, filter fan packages and microprocesser controlled fan trays, blowers, heat exchangers and air conditioners. Other products include cabinets, racks, deep drawn aluminum ZERO boxes, other fabricated cases, specialized case hardware and other specialized enclosures.

The remaining 26% of the Company's net sales in fiscal 1996 were primarily to the air cargo, consumer and other markets. These products include specialized aluminum, polycarbonate and fiberglass air cargo containers, patented telescoping baggage/cargo systems, air cargo restraint systems and hardware, food service containers and other specialized enclosures. In addition, the Company produces the ZERO Halliburton-Registered Trademark-luggage, carrying cases and attaches for consumers worldwide.

ZERO's operations are classified under two business segments: "Enclosures and Accessories" for the electronics industry and "Other". Information about ZERO's business segments, as well as activity from its foreign operations and export sales by domestic operations, is set forth in Note 11 "Segment Information" on page 31 of the 1996 Annual Report, which is incorporated herein by reference.

During the three years ended March 31, 1996, the Company has been dependent on no single customer or on a few customers, the loss of which would have a material adverse effect on its operations. No one customer accounted for more than 5% of the Company's net sales. The Company has over 21,000 customers.

Patents, licenses, franchises nor concessions are materially important factors in ZERO's overall production process and are not material to its results of operation.

Research and development activities are not a significant part of the Company's business. During the year ended March 31, 1996, the Company spent less than 1% of net sales on research and development activities. However, the Company works with its customers in providing engineered solutions to satisfy their specific requirements often resulting in the development of new products.

Acquisitions and Divestitures

ZERO is committed to enhance its growth through acquisitions that would complement the existing businesses. During the year ended March 31, 1996, the Company acquired three businesses, all of which were accounted for under the purchase method of accounting. In June 1995, the Company acquired the assets of Electro-Mechanical Imagineering, Inc., a manufacturer of products to encase, protect and mount closed-circuit television security devices. In July 1995, the Company acquired the assets of G.W. Pearce & Sons Limited, a British manufacturer of deep drawn products. The third acquisition, completed in January 1996, was Precision Fabrication Technologies, Inc., a manufacturer and marketer of modular enclosures, data communications products, racks, chassis and related accessories for the electronics and telecommunications industries. Subsequent to March 31, 1996, the Company acquired the assets of Instrument Enclosures, a manufacturer of deep drawn aluminum enclosures. These acquisitions all complement the Company's existing business.

The Company expects to announce additional acquisitions in fiscal 1997 and has negotiated a $20 million credit facility to support its acquisition efforts.

In April 1996, the Company sold Anvil Cases, Inc., which manufactures riveted cases primarily for the music, packing specialists and audio/video markets. As part of the Anvil sale, the purchaser agreed to buy all of its case hardware from ZERO's Nielsen Hardware Corporation subsidiary for the next ten years. Anvil Cases generated sales of over $7.5 million in fiscal 1996.

Market Trends

Three primary trends have increased ZERO's sales activity within the rapidly growing electronics marketplace. One trend is the miniaturization of electronics products, which has increased the demand for highly specialized systems packaging and thermal management solutions. A second trend is lower-priced electronic products, which has increased both unit sales and the size of markets ZERO serves. A third trend is the worldwide growth in telecommunications, which has globally expanded the opportunity to both enclose and cool products.

ZERO's sales to the electronics industry increased to $152.4 million from $126.8 million for the years ended March 31, 1996 and 1995, respectively. This is due to the strength in the telecommunications, instrumentation and data processing markets. In addition to growth in these markets, acquisitions completed during fiscal 1996 contributed to the increase in net sales to the electronics industry.

Marketing

ZERO employs manufacturers' representatives, direct sales people and distributors to market its non-consumer products worldwide. Technical support is provided by engineering personnel from ZERO's plants. The Company's standard enclosures products and accessories are sold through catalogs, advertisements, trade journals and independent distributors. Nonstandard or specialized enclosure products and accessories are marketed through manufacturers' representatives and direct sales people. ZERO's consumer oriented products are marketed worldwide through catalogs, advertisements, telemarketing programs and trade journals, and are distributed through established independent dealers.

Competition

While reliable statistics are not available to permit the Company to accurately estimate its share of the total market for each of its business segments, the Company believes it is a leading manufacturer and marketer of products to the Enclosures and Accessories markets that it serves. ZERO competes with a number of other larger and smaller companies, including customers which design and manufacture products for their own use. The degree and type of competition that ZERO encounters varies for both of these business segments.

The Company believes it effectively competes in both of its business segments by providing engineering expertise, innovative design, superior quality and on-time delivery at competitive prices. ZERO's ability to successfully compete in the Enclosures and Accessories segment is also attributable to its broad range of standard products. Approximately 2,500 dies, capable of producing over 100,000 standard deep drawn aluminum enclosures, provide ZERO with both a cost and service advantage in a large portion of its metal case and enclosures business. In addition, ZERO offers thousands of sizes of fabricated cases and hundreds of standard configurations for system packaging. The thermal management systems, which cool or heat a wide range of electronics, includes products such as blowers, fans, air conditioning systems and electronic controlling systems. Competitive strength is also derived by the Company's ability to modify standard products to satisfy a variety of applications and customer requirements.

Sales and Backlog

Many of ZERO's products are sold with short lead times, therefore, backlog is not necessarily indicative as a predictor of ZERO's future sales.

A majority of ZERO's sales orders are in amounts of less than $25,000 each. These orders generally are delivered 1 to 6 weeks from the time the order is booked. Larger orders and custom orders may take several weeks to over a year depending on the delivery schedule set by the customer. Because of the large number of customers served (in excess of 21,000), the relatively small size of each order and the relatively short delivery cycles involved, the Company believes the risk is low of any order being canceled which would have a significant adverse effect on operations.

ZERO's backlog at March 31, 1996 and 1995 was $42,137,000 and $40,278,000,
respectively. Backlog is based on contracts which were signed as of the respective dates set forth. The backlog at March 31, 1996 is scheduled for delivery during fiscal 1997.

For the year ended March 31, 1996, approximately 10% of ZERO's sales were made to the government/military market. Certain contracts, particularly those with the United States Government and its contractors, provide for cancellation for convenience of the customer. If such cancellation occurs, the contractor is paid for costs incurred to date plus the costs of settling and paying claims of terminated subcontractors, other settlement expenses and a reasonable profit on its costs. During the five years ended March 31, 1996, the aggregate amount of orders canceled for the convenience of the United States Government has not been material. However, no assurance can be given that this pattern will continue in the future.


Raw Materials

The principal raw materials used by ZERO in manufacturing its products are aluminum and steel and, to a lesser extent, plastics. Such materials are purchased under competitive bids at levels sufficient to meet foreseeable production and delivery schedules from an adequate source of suppliers. Other raw materials and supplies necessary for the production of ZERO's products are purchased from a variety of suppliers. As of May 31, 1996, the Company was not experiencing shortages in the supply of its raw materials. Based on market and economic conditions at that date, ZERO believes that the supply and availability of these materials will be adequate to support its level of operations projected through March 31, 1997. However, the Company can make no assurances that such materials will be available beyond that period, and any shortage of such materials could have a significant and material adverse impact on the operations of the Company.

Environmental Matters

The information regarding environmental matters discussed in Note 10 - "Contingent Liabilities" on page 30 and in the "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 15 of the 1996 Annual Report, including environmental matters in which ZERO has been named a "potentially responsible party," is incorporated herein by reference.

ZERO has developed and implemented an environmental program to reduce or eliminate the use of hazardous material in its current operations. Through changes in production processes, capital expenditures, proper training and the use of state-of-the-art treatment and monitoring equipment, the Company believes its program is controlling the use and discharge of hazardous materials and is in substantial compliance with applicable local, state and Federal regulations. The Company does not expect that any assertions of noncompliance with such laws relating to its current operations will materially adversely affect its earnings or competitive position or will require any significant capital expenditures during fiscal year 1997.

Employees

As of May 31, 1996, ZERO employed approximately 1,860 persons. Employee relations are considered good. Only certain employees at the Company's Samuel Groves & Co. Limited subsidiary and ZERO Stantron Cabinets division are represented by unions which are not affiliated with any national union.

Safe Harbor Statement

The information under the caption "Safe Harbor Statement" in the "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 16 of the 1996 Annual Report is incorporated herein by reference.

ITEM 2.  PROPERTIES.

As of May 31, 1996, ZERO used manufacturing plants, facilities and office buildings containing an aggregate of approximately 1,726,000 square feet of floor space. ZERO's plants and facilities are located in California (Camarillo, Chino, El Monte, Pacoima, Rancho Dominguez and San Diego); Utah (North Salt
Lake); Indiana (Monon); Massachusetts (Monson); New Jersey (Princeton Junction and Windsor); Minnesota (Champlin); Connecticut (Hartford); Tijuana, Mexico; and Birmingham, Feltham, and West Midlands, England. The plants located in Camarillo, El Monte, Oxnard, Pacoima and San Diego, California; Princeton Junction and Windsor, New Jersey; Champlin, Minnesota; Monan, Indiana, and West Midlands, England are used in the production of enclosures and accessories for the electronics industry. The remaining plants are used by both business segments.

As of May 1, 1996, the Company sold Anvil Cases, Inc. and no longer operates in City of Industry, California.

ZERO owns all of its plants and facilities, except for the following leased properties:

PLANT                         SQUARE FOOTAGE          LEASE EXPIRES
- --------------------------------------------------------------------------
Camarillo, CA                     35,000              June 30, 2000
Chino, CA                          7,000              March 31, 1997*
El Monte, CA                      72,000              May 31, 2004
Hartford, CT                       8,000              January 31, 1997*
Hartford, CT                       6,000              September 30, 1997*
Oxnard, CA                        13,000              June 30, 2000
Pacoima, CA                      113,000              August 5, 1999
Rancho Dominguez, CA             110,000              September 29, 1999
Windsor, NJ                       24,000              September 30, 1996*
Tijuana, Mexico                   35,000              July 31, 1996*
Birmingham, England               54,000              July 31, 2006
Feltham, England                  31,000              October 1, 2007
West Midlands, England            30,000              June 30, 2010
                              ----------
         TOTAL                   538,000

* Lease contains renewal option.

ZERO's plants and facilities used in operations are generally constructed of concrete block, brick, concrete tilt-up, steel or a combination thereof. ZERO's facilities and equipment are well maintained and are believed to be adequate to support a substantial increase in its operations, assuming a comparable product mix.

ITEM 3.  LEGAL PROCEEDINGS.

Information concerning legal proceedings in Note 10 - "Contingent Liabilities" on page 30 of the 1996 Annual Report is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Registrant submitted no matters to a vote of its security holders during the fiscal quarter ended March 31, 1996.

                           EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Company's officers as of May 31, 1996 is as follows:



                                                                                                EXECUTIVE
NAME                            AGE         POSITION                                            OFFICER SINCE
- -------------------------------------------------------------------------------------------------------------
Howard W. Hill                  69          Chairman of the Board                               1960
John B. Gilbert                 75          Chairman Emeritus and Director                      1952
Wilford D. Godbold Jr.          58          President, Chief Executive Officer and Director     1982
George A. Daniels               58          Vice President and Chief Financial Officer          1987
Bernard B. Heiler               50          Vice President of Marketing and Sales and Director  1992
James F. Hermanson              59          Vice President                                      1984
Michael D. LeRoy                48          Vice President of Corporate Development             1995
Anita J. Cutchall               57          Director of Legal Affairs and Corporate Secretary   1992

None of the directors or executive officers are related to one another. All executive officers except Messrs. Heiler and LeRoy and Ms. Cutchall have served in their current capacities or in other managerial positions with the Company for a minimum of five years. Mr. Heiler has held his current position with the Company since October 1992, prior to which he was Vice President of GTE California, a telephone public utility, from 1984 through 1992, and President of GTEL, a telecommunications integrator and a subsidiary of GTE, from 1986 through 1992. Mr. LeRoy has held his current position with the Company since January 1995, prior to which he was Chief Operating Officer of Biner Ellison Packaging Systems, Inc., a manufacturing company, from 1990 through 1994. Ms. Cutchall has held her current position with the Company since August 1992, prior to which she held the same position with Continental Graphics Corporation, a provider of specialty graphics, commercial printing and film services, from 1990 through 1992.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The information under the caption "Market and Dividend Information" on page 36 of the 1996 Annual Report is incorporated herein by reference. On June 12, 1996 the Company had 6,129 stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

The information under the caption "Five-Year Consolidated Financial Highlights" on the inside front cover of the 1996 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The information under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 13 of the 1996 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the Registrant and its subsidiaries included in the 1996 Annual Report (on the page numbers shown) are incorporated herein by reference:

 Statements of Consolidated Income--Years Ended March 31, 1996, 1995 and 1994. (Page 17)

 Consolidated Balance Sheets--March 31, 1996 and 1995. (Pages 18 and 19)

 Statements of Consolidated Stockholders' Equity--Years Ended March 31, 1996, 1995 and 1994. (Page 20)

 Statements of Consolidated Cash Flows--Years Ended March 31, 1996, 1995 and 1994. (Page 21)

 Notes to Consolidated Financial Statements. (Pages 22 to 32, inclusive)

 Quarterly Results of Operations. (Page 35)

The independent auditors' report on page 33 and management's report on page 34 of the 1996 Annual Report covering ZERO's consolidated financial statements are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information under the caption "Election of Director" in the 1996 Proxy Statement is incorporated herein by reference.

Information concerning the Company's executive officers is included under the caption "Executive Officers of the Registrant" following Part I, Item 4 of this report.

ITEM 11. EXECUTIVE COMPENSATION.

The information under the captions "Meetings of the Board of Directors, Committees of the Board and Directors' Fees" and "Executive Compensation" in the 1996 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information under the captions "General Information" and "Voting Securities and Certain Stockholders" in the 1996 Proxy Statement is incorporated herein by reference.

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

(a)(2). Financial Statement Schedule.

The following consolidated financial statement schedule of Registrant is included in Item 14(d) below:

  Schedule II--Valuation and Qualifying Accounts for the years ended March 31, 1996, 1995 and 1994.

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

10.10 Form of Private Shelf Agreement (the "Private Shelf Agreement") by and among the Company, the Subsidiary, The Prudential Insurance Company of America, and each Prudential Affiliate (as defined in the Private Shelf Agreement) which becomes bound by certain provisions of the Private Shelf Agreement, dated as of January 31, 1996, filed as Exhibit (b) to the Company's Schedule 13E-4 filed on February 1, 1996.

10.11 Credit Agreement dated March 31, 1996 between ZERO Corporation and Wells Fargo Bank, National Association providing for a line of credit of $28 million to be utilized for general corporate purposes through March 31, 1998.

13 Annual Report for the year ended March 31, 1996 (not deemed filed except for those portions specifically incorporated by reference herein).

21     Listing of the Company's subsidiaries as of March 31, 1996.

23     Consent of Independent Auditors.

27     Financial Data Schedule.


(b).  REPORTS ON FORM 8-K.

During the quarter ended March 31, 1996 the Company filed no reports on Form 8-
K.

(c).  EXHIBITS.

See listing of exhibits filed herewith on page 13 of this report.

(d).  FINANCIAL STATEMENT SCHEDULE.

The financial statement schedule listed in Item 14(a)(2) above is shown on page 12 of this report. The report of the Registrant's independent auditors, Deloitte & Touche LLP, is set forth on page 11 of this report.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

SIGNATURE                         TITLE                            DATE
- ------------------------------------------------------------------------------



/s/ George A. Daniels       Vice President and Chief           June 28, 1996
- ------------------------
George A. Daniels           Financial Officer


/s/ Diane N. Kajikami       Controller and Chief               June 28, 1996
- ------------------------
Diane N. Kajikami           Accounting Officer



DIRECTORS:

/s/ Gary M. Cusumano        Director                           June 28, 1996
- ------------------------
Gary M. Cusumano


/s/ Bruce J. DeBever        Director                           June 28, 1996
- ------------------------
Bruce J. DeBever


/s/ Clinton G. Gerlach      Director                           June 28, 1996
- ------------------------
Clinton G. Gerlach


/s/ John B. Gilbert         Director                           June 28, 1996
- -------------------------
John B. Gilbert


/s/ Wilford D. Godbold, Jr. Director and Chief                 June 28, 1996
- -------------------------
Wilford D. Godbold, Jr.     Executive Officer


/s/ Bernard B. Heiler       Director                           June 28, 1996
- -------------------------
Bernard B. Heiler


/s/ Howard W. Hill          Director                           June 28, 1996
- -------------------------
Howard W. Hill


/s/ Whitney A. McFarlin     Director                           June 28, 1996
- ------------------------
Whitney A. McFarlin

INDEPENDENT AUDITORS' REPORT

To the Stockholders of ZERO Corporation:

We have audited the consolidated financial statements of ZERO Corporation and its subsidiaries as of March 31, 1996 and 1995, and for each of the three years in the period ended March 31, 1996, and have issued our report thereon dated May 10, 1996; such financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP


Los Angeles, California
May 10, 1996

                                                                     SCHEDULE II

                        ZERO CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994


                                    Balance at       Provision    Doubtful           Balance at
                                    Beginning       Charged to      Accounts           End of
                                       of Year         Income     Written Off (1)      Year
- -----------------------------------------------------------------------------------------------
Allowance for doubtful accounts:

April 1, 1995 to March 31, 1996    $    724,000   $    236,000   ($   201,000)  $    759,000

April 1, 1994 to March 31, 1995    $    829,000   $    208,000   ($   313,000)  $    724,000

April 1, 1993 to March 31, 1994    $    886,000   $    489,000   ($   546,000)  $    829,000

 (1)  Net of recoveries

                        ZERO CORPORATION AND SUBSIDIARIES

                              FORM 10K, ITEM 14(c)


                             EXHIBITS FILED HEREWITH

10.11  Credit Agreement dated March 31, 1996 between ZERO Corporation and
       Wells Fargo Bank, National    Association providing for a line of
       credit of $28 million to be utilized for general corporate purposes
       through   March 31, 1998.

13     Annual Report for the year ended March 31, 1996 (not deemed filed except
       for those portions specifically    incorporated by reference herein).

21     Subsidiaries of Registrant as of March 31, 1996.

23     Consent of Independent Auditors.

27     Financial Data Schedule.