Form 10-Q
period 1996-06-30
ZERO CORP
filed 1996-08-12
CIK 109284

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
            ________________ to _________________


Commission file number:		1-5260


                        Z E R O  C o r p o r a t i o n
            (Exact name of registrant as set forth in its charter)


Delaware                                      95-1718077
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

Common stock outstanding as of July 31, 1996 -- 12,155,906 shares.

PART I  -  FINANCIAL INFORMATION

Corporation for which information is given:

This report is filed for ZERO Corporation and its subsidiaries (hereafter "Registrant" or "Company") for the quarterly period ended June 30, 1996.


Item 1. 	Financial Statements.

     a. 	The Statements of Consolidated Income required by Rule 10-01
        	of Regulation S-X are herewith filed as Exhibit Ia and are incorporated herein by reference.

        	The Consolidated Balance Sheets required by Rule 10-01 of Regulation S-X are herewith filed as Exhibit Ib and are incorporated herein by reference.

        	The Statements of Consolidated Cash Flows required by Rule 10-01 of Regulation S-X are as follows:



                                                    For The Three Months Ended
                                                             June 30,
                                                         1996         1995
OPERATING ACTIVITIES:
   NET CASH PROVIDED BY OPERATING ACTIVITIES         $ 8,734,000 $  1,040,000
INVESTING ACTIVITIES:
   DECREASE IN SHORT-TERM INVESTMENTS                              13,742,000
   EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT     (3,679,000)  (1,346,000)
   PURCHASE OF NON-CASH ASSETS OF ACQUIRED BUSINESSES (1,152,000)  (4,080,000)
   PROCEEDS FROM SALE OF ASSETS                        1,258,000    1,670,000
   OTHER                                                 210,000      134,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES   (3,363,000)  10,120,000
FINANCING ACTIVITIES:
   DIVIDENDS PAID                                       (363,000)  (1,756,000)
   OTHER (INCLUDING EFFECT OF EXCHANGE RATE CHANGES)     144,000      785,000
      NET CASH USED IN FINANCING ACTIVITIES             (219,000)    (971,000)
NET INCREASE IN CASH AND CASH EQUIVALENTS              5,152,000   10,189,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       7,018,000   17,132,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD*          $12,170,000 $ 27,321,000

These Statements of Consolidated Cash Flows for the three months ended
June 30, 1996 and 1995 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results for the periods.

<F01>
* Cash and Cash Equivalents include investments purchased with maturities of three months or less. At June 30, 1996 and 1995 short-term investments with maturities longer than three months totaled $965,000 and $6,160,000, respectively.

Item 2. 	Management's Discussion and Analysis of
        	Financial Condition and Results of Operations.

The following should be read in conjunction with the financial statements included or incorporated herein by reference.

Results of Operations

Net sales for the three months ended June 30, 1996 increased 12.4% when compared to the prior year period due primarily to increased sales to electronics markets and acquisitions, partially offset by a reduction in air cargo.

Operating income margin increased to 12.4% for the three months ended June 30, 1996 from 11.8% for the same period in the prior year. The increase was primarily due to higher volume.

Interest expense increased to $1,135,000 for the three months ended June 30, 1996 from $196,000 for the same period in fiscal 1996 primarily due to the issuance of long-term debt in connection with the stock repurchase in February 1996.

Financial Condition and Liquidity

Cash and short-term investments totaled $13,135,000 at June 30, 1996 compared to $7,983,000 at March 31, 1996. The Company's working capital increased to $59,388,000 from $58,174,000 at March 31, 1996.

Net cash provided by operating activities for the three months ended
June 30, 1996 totaled $8,734,000 versus $1,040,000 during the fiscal
1996 period. The increase was primarily attributable to decreased levels of accounts receivable and increased levels of accounts payable.

Management believes that cash from operations, together with the ability to obtain financing and the reduction in the dividend rate, will provide sufficient funds to finance current and forecasted operations, including potential acquisitions, for the next twelve month period. The Company will continue to invest its available funds in liquid, low-risk investments.

Acquisitions and Divestitures

In April 1996, the Company acquired the assets of Instrument Enclosures, a manufacturer of engineered deep drawn aluminum and fabricated cases and in May 1996 completed the sale of Anvil Cases, Inc., a subsidiary of the Company, which manufactures riveted cases primarily for the music, packaging specialists and audio/video markets.

Exhibit Ia - 	The Company's Statements of Consolidated Income for the
             	Three Months Ended June 30, 1996 and 1995.

Exhibit Ib - 	The Company's Consolidated Balance Sheets as of
             	June 30, 1996 and March 31, 1996.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     a. On July 24, 1996, the Company held its Annual Meeting of Stockholders. Of the 12,128,518 shares eligible to vote at the meeting, 10,306,681 shares were represented in person or by proxy.

     b. At the meeting, nominee Gary M. Cusumano received 10,244,381 votes and was elected to serve as a Director for a three year term.

     c. A shareholder proposal to declassify the Board of Directors received 4,765,791 shares voted against and 112,394 abstentions (which have the same effect as votes against), 1,206,061 broker nonvotes and 4,222,435 shares voted in favor.

         A shareholder proposal to provide stock compensation for non-employee directors received 7,464,112 shares voted against and 135,574 abstentions (which have the same effect as votes against), 1,206,063 broker nonvotes and 1,500,932 shares voted in favor.

Item 6.  Exhibits and Reports on Form 8-K.

     a.  Exhibit - 27.  Financial Data Schedule

     b.  Reports on Form 8-K - None.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ZERO Corporation


Date:  August 9, 1996              /s/ D. N. KAJIKAMI
                                    D. N. Kajikami, Controller
                                     and Chief Accounting Officer


Date:  August 9, 1996              /s/ G. A. DANIELS
                                    G. A. Daniels, Vice President
                                     and Chief Financial Officer

                       ZERO CORPORATION AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME

                                                       Three Months Ended
                                                             June 30,
                                                        1996          1995
NET SALES                                           $ 54,664,000  $ 48,617,000
COST OF SALES                                         35,910,000    32,023,000
SELLING AND ADMIN. EXPENSE                            11,972,000    10,860,000
OPERATING INCOME                                       6,782,000     5,734,000
OTHER INCOME                                             698,000       176,000
INTEREST INCOME                                           85,000       465,000
INTEREST EXPENSE                                       1,135,000       196,000
INCOME BEFORE INCOME TAXES                             6,430,000     6,179,000
INCOME TAXES                                           2,630,000     2,472,000
NET INCOME                                          $  3,800,000  $  3,707,000

PRIMARY EARNINGS PER SHARE                                 $0.31         $0.23
DIVIDENDS DECLARED PER SHARE                               $0.03         $0.11
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                   12,392,000    16,094,000

These Statements of Consolidated Income for the Three Months Ended
June 30, 1996 and 1995 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results for the periods.


                                 Exhibit Ia

                       ZERO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                     June 30,       March 31,
                                                       1996            1996
ASSETS
CURRENT ASSETS
   CASH AND SHORT-TERM INVESTMENTS                 $ 13,135,000   $  7,983,000
ACCOUNTS RECEIVABLE (LESS ALLOWANCE FOR
      DOUBTFUL ACCOUNTS OF $813,000 AND $759,000,
       RESPECTIVELY)                                 31,018,000     33,973,000
   INVENTORIES
      RAW MATERIALS AND SUPPLIES                     19,969,000     18,266,000
      WORK IN PROCESS                                 7,820,000      7,810,000
      FINISHED GOODS                                  5,593,000      5,485,000
   OTHER                                              5,035,000      4,931,000
      TOTAL CURRENT ASSETS                           82,570,000     78,448,000
PROPERTY, PLANT AND EQUIPMENT                        91,867,000     89,400,000
LESS ACCUMULATED DEPRECIATION AND AMORTIZATION      (50,463,000)   (49,679,000)
   NET PROPERTY, PLANT AND EQUIPMENT                 41,404,000     39,721,000
GOODWILL                                             31,333,000     31,425,000
OTHER ASSETS                                         18,180,000     16,244,000
   TOTAL ASSETS                                    $173,487,000   $165,838,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   ACCOUNTS PAYABLE                                $  9,318,000   $  8,318,000
   ACCRUED WAGES AND COMMISSIONS                      5,135,000      6,258,000
   ACCRUED INCOME AND OTHER TAXES                     3,422,000      1,574,000
   OTHER                                              5,307,000      4,124,000
      TOTAL CURRENT LIABILITIES                      23,182,000     20,274,000
OTHER NON-CURRENT LIABILITIES (INCLUDING
   DEFERRED COMPENSATION OF $8,437,000 AND
   $7,903,000, RESPECTIVELY)                         10,367,000      9,208,000
NOTES PAYABLE                                        51,526,000     51,525,000
STOCKHOLDERS' EQUITY
   PREFERRED STOCK $.01 PAR VALUE; NONE ISSUED
   COMMON STOCK $.01 PAR VALUE;
    ISSUED SHARES, 16,571,677 AND 16,285,343,
    RESPECTIVELY;
    OUTSTANDING SHARES, 12,392,136 AND
    12,105,840, RESPECTIVELY                            163,000        163,000
   ADDITIONAL PAID-IN-CAPITAL                        34,825,000     34,248,000
   RETAINED EARNINGS                                127,170,000    124,184,000
                                                    162,158,000    158,595,000
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS               (208,000)      (243,000)
TREASURY STOCK (4,179,541 AND 4,179,503 SHARES,
    RESPECTIVELY) AT COST                           (73,538,000)   (73,521,000)
    TOTAL STOCKHOLDERS' EQUITY                       88,412,000     84,831,000
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $173,487,000   $165,838,000

The Consolidated Balance Sheet as of June 30, 1996 is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position.

                                 Exhibit Ib