Form 10-Q
period 1996-09-30
ZERO CORP
filed 1996-11-14
CIK 109284

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
            ________________ to _________________


Commission file number:		1-5260


                        Z E R O  C o r p o r a t i o n
            (Exact name of registrant as set forth in its charter)


Delaware                                      95-1718077
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

Common stock outstanding as of September 30, 1996 -- 12,169,795 shares.

PART I  -  FINANCIAL INFORMATION

Corporation for which information is given:

This report is filed for ZERO Corporation and its subsidiaries (hereafter "Registrant" or "Company") for the quarterly period ended September 30, 1996.


Item 1. 	Financial Statements.

     a. 	The Statements of Consolidated Income required by Rule 10-01
        	of Regulation S-X are herewith filed as Exhibit Ia and are incorporated herein by reference.

        	The Consolidated Balance Sheets required by Rule 10-01 of Regulation S-X are herewith filed as Exhibit Ib and are incorporated herein by reference.

        	The Statements of Consolidated Cash Flows required by Rule 10-01 of Regulation S-X are as follows:



                                                     For The Six Months Ended
                                                           September 30,
                                                         1996         1995
OPERATING ACTIVITIES:
   NET CASH PROVIDED BY OPERATING ACTIVITIES         $ 9,855,000 $  4,820,000
INVESTING ACTIVITIES:
   DECREASE IN SHORT-TERM INVESTMENTS                    965,000   16,937,000
   EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT     (5,975,000)  (2,639,000)
   PURCHASE OF NON-CASH ASSETS OF ACQUIRED BUSINESSES (1,927,000)  (3,777,000)
   PROCEEDS FROM SALE OF ASSETS                        1,258,000    1,670,000
   OTHER                                                 153,000      140,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES   (5,526,000)  12,331,000
FINANCING ACTIVITIES:
   DIVIDENDS PAID                                       (727,000)  (3,519,000)
   OTHER (INCLUDING EFFECT OF EXCHANGE RATE CHANGES)     574,000      787,000
      NET CASH USED IN FINANCING ACTIVITIES             (153,000)  (2,732,000)
NET INCREASE IN CASH AND CASH EQUIVALENTS              4,176,000   14,419,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       7,018,000   17,132,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD*          $11,194,000 $ 31,551,000

These Statements of Consolidated Cash Flows for the six months ended
September 30, 1996 and 1995 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results for the periods.

<F01>
* Cash and Cash Equivalents include investments purchased with maturities of three months or less. At September 30, 1996 there are no short-term investments with maturities longer than three months. At
   September 30, 1995 short-term investments with maturities longer than three months totaled $2,965,000.


Item 2. 	Management's Discussion and Analysis of
        	Financial Condition and Results of Operations.

The following should be read in conjunction with the financial statements included or incorporated herein by reference.

Results of Operations

Net sales for the three and six months ended September 30, 1996 increased
3.9% and 8.0%, respectively, when compared to the prior year periods due primarily to increased orders within the telecommunication, data processing and consumer markets.

Operating income as a percent of net sales decreased for the three months ended September 30, 1996 to 12.9% from 13.4% for the same period in the prior year primarily due to costs associated with combining an acquisition with an existing business. Operating income as a percent of net sales was 12.6% for the six months ended September 30, 1996 and 1995.

Interest expense increased to $1,150,000 and $2,285,000 for the three and six months ended September 30, 1996, respectively, from $237,000 and $433,000 for the same periods in fiscal 1996 primarily due to the issuance of long-term debt in connection with the repurchase of common stock in February 1996.

Financial Condition and Liquidity

The Company's working capital increased to $62,311,000 at September 30, 1996 when compared to $58,174,000 at March 31, 1996, primarily due to the increase in cash and short-term investments to $11,194,000 at September 30, 1996 from $7,983,000 at March 31, 1996.

Net cash provided by operating activities for the six months ended
September 30, 1996 totaled $9,855,000 versus $4,820,000 for the prior year period. The increase was primarily attributable to decreased levels of accounts receivable.

Management believes that cash from operations, together with the ability to obtain financing and the reduction in the dividend rate, will provide sufficient funds to finance current and forecasted operations, including potential acquisitions, for the next twelve month period. The Company will continue to invest its available funds in liquid, low-risk investments.

Recent Acquisition

In July 1996, the Company acquired Cambridge Aeroflo, Inc., a manufacturer of electronic controls for thermal management systems, which has been accounted for using the purchase method of accounting. The operating results of the acquisition, which were not material, were included in the consolidated financial statements from the acquisition date.

Exhibit Ia - 	The Company's Statements of Consolidated Income for the
             	Three and Six Months Ended September 30, 1996 and 1995.

Exhibit Ib - 	The Company's Consolidated Balance Sheets as of
             	September 30, 1996 and March 31, 1996.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Environmental Matters - In March 1994 the Company, along with twenty-three other potentially responsible parties (PRPs), entered into a consent decree with the U.S. Environmental Protection Agency (the EPA) relating to the remedial design work for the Glendale North and South Operable Units of the San Fernando Valley Superfund Site (the Site). In October 1995 the Company, along with forty-four other PRPs, received a Special Notice Letter from the EPA in connection with the construction, operation and maintenance costs for the twelve year interim remedy for the Site, and for response costs incurred by the government. The PRP Group formed in connection with the EPA's initial remedial design notice continues its negotiations commenced with the EPA in 1995 for the formulation of a good faith offer for the implementation of the interim remedy. The process to determine the allocation of the costs associated with the interim remedy, government costs and the design costs, has not been completed. The process may also be affected by a federal action filed by one of the PRPs seeking a court allocation of these costs.

The Company's ultimate liability related to the interim remedy for the Site will be dependent upon the outcome of the allocation process, as well as other factors including changes in the design and/or costs of remediation systems. The Company has provided for its share of the design costs. However, because its share is not estimable at this time, the Company has accrued no liabilities for its share of the construction, operation and maintenance costs related to the implementaion of the interim remedy.

Item 6.  Exhibits and Reports on Form 8-K.

     a.  Exhibit - 27.  Financial Data Schedule

     b.  Reports on Form 8-K - None.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ZERO Corporation


Date:  November 13, 1996           /s/ D. N. KAJIKAMI
                                    D. N. Kajikami, Controller
                                     and Chief Accounting Officer


Date:  November 13, 1996           /s/ G. A. DANIELS
                                    G. A. Daniels, Vice President
                                     and Chief Financial Officer

                       ZERO CORPORATION AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME

                             Three Months Ended           Six Months Ended
                                September 30,               September 30,
                              1996         1995          1996          1995
NET SALES                 $53,387,000  $51,387,000  $108,051,000  $100,004,000
COST OF SALES              36,015,000   33,361,000    71,925,000    65,384,000
SELLING AND ADMIN. EXPENSE 10,511,000   11,135,000    22,483,000    21,995,000
OPERATING INCOME            6,861,000    6,891,000    13,643,000    12,625,000
OTHER INCOME                  460,000      463,000     1,158,000       639,000
INTEREST INCOME               139,000      467,000       224,000       932,000
INTEREST EXPENSE            1,150,000      237,000     2,285,000       433,000
INCOME BEFORE INCOME TAXES  6,310,000    7,584,000    12,740,000    13,763,000
INCOME TAXES                2,588,000    3,034,000     5,218,000     5,506,000
NET INCOME                $ 3,722,000  $ 4,550,000  $  7,522,000  $  8,257,000

PRIMARY EARNINGS PER SHARE      $0.30        $0.28         $0.61         $0.51
DIVIDENDS DECLARED PER SHARE    $0.03        $0.11         $0.06         $0.22
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING        12,411,000   16,210,000    12,402,000    16,152,000

These Statements of Consolidated Income for the Three and Six Months Ended September 30, 1996 and 1995 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results for the periods.


                                 Exhibit Ia

                       ZERO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                  September 30,      March 31,
                                                       1996            1996
ASSETS
CURRENT ASSETS
   CASH AND SHORT-TERM INVESTMENTS                 $ 11,194,000   $  7,983,000
ACCOUNTS RECEIVABLE (LESS ALLOWANCE FOR
      DOUBTFUL ACCOUNTS OF $811,000 AND $759,000,
       RESPECTIVELY)                                 32,045,000     33,973,000
   INVENTORIES
      RAW MATERIALS AND SUPPLIES                     20,055,000     18,266,000
      WORK IN PROCESS                                 7,738,000      7,810,000
      FINISHED GOODS                                  5,573,000      5,485,000
   OTHER                                              3,970,000      4,931,000
      TOTAL CURRENT ASSETS                           80,575,000     78,448,000
PROPERTY, PLANT AND EQUIPMENT                        94,790,000     89,400,000
LESS ACCUMULATED DEPRECIATION AND AMORTIZATION      (52,372,000)   (49,679,000)
   NET PROPERTY, PLANT AND EQUIPMENT                 42,418,000     39,721,000
GOODWILL                                             31,008,000     31,425,000
OTHER ASSETS                                         18,722,000     16,244,000
   TOTAL ASSETS                                    $172,723,000   $165,838,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   ACCOUNTS PAYABLE                                $  7,923,000   $  8,318,000
   ACCRUED WAGES AND COMMISSIONS                      5,946,000      6,258,000
   ACCRUED INCOME AND OTHER TAXES                       143,000      1,574,000
   OTHER                                              4,252,000      4,124,000
      TOTAL CURRENT LIABILITIES                      18,264,000     20,274,000
OTHER NON-CURRENT LIABILITIES (INCLUDING
   DEFERRED COMPENSATION OF $8,716,000 AND
   $7,903,000, RESPECTIVELY)                         10,737,000      9,208,000
NOTES PAYABLE                                        51,522,000     51,525,000
STOCKHOLDERS' EQUITY
   PREFERRED STOCK $.01 PAR VALUE; NONE ISSUED
   COMMON STOCK $.01 PAR VALUE;
   ISSUED SHARES, 16,349,693 AND 16,285,343,
   RESPECTIVELY;
   OUTSTANDING SHARES, 12,169,795 AND
   12,105,840, RESPECTIVELY                             163,000        163,000
   ADDITIONAL PAID-IN-CAPITAL                        35,282,000     34,248,000
   RETAINED EARNINGS                                130,462,000    124,184,000
                                                    165,907,000    158,595,000
FOREIGN CURRENCY TRANSLATION ADJUSTMENT                (208,000)      (243,000)
TREASURY STOCK (4,179,898 AND 4,179,503 SHARES,
    RESPECTIVELY), AT COST                          (73,499,000)   (73,521,000)
    TOTAL STOCKHOLDERS' EQUITY                       92,200,000     84,831,000
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $172,723,000   $165,838,000

The Consolidated Balance Sheet as of September 30, 1996 is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position.

                                 Exhibit Ib