Form 10-Q
period 1996-12-31
ZERO CORP
filed 1997-02-14
CIK 109284

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
            ________________ to _________________


Commission file number:		1-5260


                        Z E R O  C o r p o r a t i o n
            (Exact name of registrant as set forth in its charter)


Delaware                                      95-1718077
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

Common stock outstanding as of December 31, 1996 -- 12,183,181 shares.

PART I  -  FINANCIAL INFORMATION

Corporation for which information is given:

This report is filed for ZERO Corporation and its subsidiaries (hereafter "Registrant" or "Company") for the quarterly period ended December 31, 1996.


Item 1. 	Financial Statements.

     a. 	The Statements of Consolidated Income required by Rule 10-01
        	of Regulation S-X are herewith filed as Exhibit Ia and are incorporated herein by reference.

        	The Consolidated Balance Sheets required by Rule 10-01 of Regulation S-X are herewith filed as Exhibit Ib and are incorporated herein by reference.

        	The Statements of Consolidated Cash Flows required by Rule 10-01 of Regulation S-X are as follows:



                                                     For The Nine Months Ended
                                                           December 31,
                                                         1996         1995
OPERATING ACTIVITIES:
   NET CASH PROVIDED BY OPERATING ACTIVITIES         $13,203,000 $  8,964,000
INVESTING ACTIVITIES:
   DECREASE IN SHORT-TERM INVESTMENTS                    965,000   17,929,000
   EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT     (7,994,000)  (5,399,000)
   PURCHASE OF NON-CASH ASSETS OF ACQUIRED BUSINESSES (1,930,000)  (3,747,000)
   PROCEEDS FROM SALE OF ASSETS                        1,258,000    1,670,000
   OTHER                                                (295,000)     283,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES   (7,996,000)  10,736,000
FINANCING ACTIVITIES:
   DIVIDENDS PAID                                     (1,092,000)  (5,286,000)
   OTHER (INCLUDING EFFECT OF EXCHANGE RATE CHANGES)   1,075,000      984,000
      NET CASH USED IN FINANCING ACTIVITIES              (17,000)  (4,302,000)
NET INCREASE IN CASH AND CASH EQUIVALENTS              5,190,000   15,398,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       7,018,000   17,132,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD*          $12,208,000 $ 32,530,000

These Statements of Consolidated Cash Flows for the nine months ended
December 31, 1996 and 1995 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results for the periods.

<F01>
* Cash and Cash Equivalents include investments purchased with maturities of three months or less. At December 31, 1996 there are no short-term investments with maturities longer than three months. At
   December 31, 1995 short-term investments with maturities longer than three months totaled $1,973,000.


Item 2. 	Management's Discussion and Analysis of
        	Financial Condition and Results of Operations.

The following should be read in conjunction with the financial statements included or incorporated herein by reference.

Results of Operations

Net sales for the three and nine months ended December 31, 1996 increased
16.3% and 10.8%, respectively, when compared to the prior year periods due primarily to increased orders within the telecommunication, data processing and consumer markets.

Operating income as a percent of net sales for the three and nine months ended December 31, 1996 increased to 13.0% and 12.8%, respectively, from 11.9% and 12.4% for the same periods in the prior year primarily due to higher sales volume, favorable product mix and cost containment efforts.

Interest expense increased to $1,155,000 and $3,440,000 for the three and nine months ended December 31, 1996, respectively, from $255,000 and $688,000 for the same periods in fiscal 1996 primarily due to the issuance of long-term debt in connection with the repurchase of common stock in February 1996.

Financial Condition and Liquidity

The Company's working capital increased to $66,990,000 at December 31, 1996 when compared to $58,174,000 at March 31, 1996, primarily due to higher sales volume and includes an increase in cash and short-term investments of $4,225,000 from March 31, 1996 to December 31, 1996.

Net cash provided by operating activities for the nine months ended
December 31, 1996 totaled $13,203,000 versus $8,964,000 for the prior year period. The increase was primarily attributable to decreased levels of other current assets and increased levels of accounts payable.

Management believes that cash from operations, together with the ability to obtain financing and the reduction in the dividend rate, will provide sufficient funds to finance current and forecasted operations, including potential acquisitions, for the next twelve month period. The Company will continue to invest its available funds in liquid, low-risk investments.

Exhibit Ia - 	The Company's Statements of Consolidated Income for the
             	Three and Nine Months Ended December 31, 1996 and 1995.

Exhibit Ib - 	The Company's Consolidated Balance Sheets as of
             	December 31, 1996 and March 31, 1996.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Environmental Matters - In March 1994 the Company, along with twenty-four other potentially responsible parties (the PRP Group), entered into a consent decree with the U.S. Environmental Protection Agency (the EPA) relating to the remedial design work for the Glendale North and South Operable Units of the San Fernando Valley Superfund Site (the Site). On November 26, 1996, the EPA issued a Unilateral Administrative Order (UAO) which requires the PRP Group and a number of other parties to perform certain work necessary to implement the interim remedy at the Site. On January 16, 1997, the EPA also issued a demand letter to the PRP Group, including the Company, seeking the recovery of approximately $12 million in alleged past response costs. The process to determine the allocation of the costs associated with the interim remedy, government costs and the design costs, has not been completed. The process may also be affected by a federal action filed by one of the potentially responsible parties seeking a court allocation of these costs.

The Company's ultimate liability related to the interim remedy for the Site will be dependent upon the outcome of the allocation process, as well as other factors including changes in the design and/or costs of remediation systems. The Company has provided for its share of the design costs. However, because its share is not estimable at this time, the Company has accrued no liabilities for its share of the past response costs, construction, operation and maintenance costs related to the implementation of the interim remedy.

Item 6.  Exhibits and Reports on Form 8-K.

     a.  Exhibit - 27.  Financial Data Schedule

     b.  Reports on Form 8-K - None.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ZERO Corporation


Date:  February 14, 1997           /s/ D. N. KAJIKAMI
                                    D. N. Kajikami, Controller
                                     and Chief Accounting Officer


Date:  February 14, 1997           /s/ G. A. DANIELS
                                    G. A. Daniels, Vice President
                                     and Chief Financial Officer

                       ZERO CORPORATION AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME

                             Three Months Ended           Nine Months Ended
                                 December 31,                December 31,
                              1996         1995          1996          1995
NET SALES                 $58,546,000  $50,328,000  $166,597,000  $150,332,000
COST OF SALES              39,336,000   33,553,000   111,261,000    98,937,000
SELLING AND ADMIN. EXPENSE 11,597,000   10,775,000    34,080,000    32,770,000
OPERATING INCOME            7,613,000    6,000,000    21,256,000    18,625,000
OTHER INCOME                  283,000      201,000     1,441,000       840,000
INTEREST INCOME               137,000      474,000       361,000     1,406,000
INTEREST EXPENSE            1,155,000      255,000     3,440,000       688,000
INCOME BEFORE INCOME TAXES  6,878,000    6,420,000    19,618,000    20,183,000
INCOME TAXES                2,679,000    2,568,000     7,897,000     8,074,000
NET INCOME                $ 4,199,000  $ 3,852,000  $ 11,721,000  $ 12,109,000

PRIMARY EARNINGS PER SHARE      $0.34        $0.24         $0.95         $0.75
DIVIDENDS DECLARED PER SHARE    $0.03        $0.11         $0.09         $0.33
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING        12,381,000   16,251,000    12,395,000    16,185,000

These Statements of Consolidated Income for the Three and Nine Months Ended December 31, 1996 and 1995 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results for the periods.


                                 Exhibit Ia

                       ZERO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                   December 31,      March 31,
                                                       1996            1996
ASSETS
CURRENT ASSETS
   CASH AND SHORT-TERM INVESTMENTS                 $ 12,208,000   $  7,983,000
ACCOUNTS RECEIVABLE (LESS ALLOWANCE FOR
      DOUBTFUL ACCOUNTS OF $671,000 AND $759,000,
       RESPECTIVELY)                                 35,304,000     33,973,000
   INVENTORIES
      RAW MATERIALS AND SUPPLIES                     21,589,000     18,266,000
      WORK IN PROCESS                                 7,796,000      7,810,000
      FINISHED GOODS                                  5,553,000      5,485,000
   OTHER                                              4,486,000      4,931,000
      TOTAL CURRENT ASSETS                           86,936,000     78,448,000
PROPERTY, PLANT AND EQUIPMENT                        97,018,000     89,400,000
LESS ACCUMULATED DEPRECIATION AND AMORTIZATION      (53,761,000)   (49,679,000)
   NET PROPERTY, PLANT AND EQUIPMENT                 43,257,000     39,721,000
GOODWILL                                             30,961,000     31,425,000
OTHER ASSETS                                         18,564,000     16,244,000
   TOTAL ASSETS                                    $179,718,000   $165,838,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   ACCOUNTS PAYABLE                                $  9,239,000   $  8,318,000
   ACCRUED WAGES AND COMMISSIONS                      5,458,000      6,258,000
   ACCRUED INCOME AND OTHER TAXES                       809,000      1,574,000
   OTHER                                              4,440,000      4,124,000
      TOTAL CURRENT LIABILITIES                      19,946,000     20,274,000
OTHER NON-CURRENT LIABILITIES (INCLUDING
   DEFERRED COMPENSATION OF $9,020,000 AND
   $7,903,000, RESPECTIVELY)                         11,605,000      9,208,000
NOTES PAYABLE                                        51,631,000     51,525,000
STOCKHOLDERS' EQUITY
   PREFERRED STOCK $.01 PAR VALUE; NONE ISSUED
   COMMON STOCK $.01 PAR VALUE;
   ISSUED SHARES, 16,377,798 AND 16,285,343,
   RESPECTIVELY;
   OUTSTANDING SHARES, 12,183,181 AND
   12,105,840, RESPECTIVELY                             163,000        163,000
   ADDITIONAL PAID-IN-CAPITAL                        35,620,000     34,248,000
   RETAINED EARNINGS                                134,169,000    124,184,000
                                                    169,952,000    158,595,000
FOREIGN CURRENCY TRANSLATION ADJUSTMENT                 258,000       (243,000)
TREASURY STOCK (4,194,617 AND 4,179,503 SHARES,
    RESPECTIVELY), AT COST                          (73,674,000)   (73,521,000)
    TOTAL STOCKHOLDERS' EQUITY                       96,536,000     84,831,000
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $179,718,000   $165,838,000

The Consolidated Balance Sheet as of December 31, 1996 is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position.

                                 Exhibit Ib