Form 10-K405
period 1997-03-31
ZERO CORP
filed 1997-06-30
CIK 109284

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1997
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM__________TO___________

Commission file number 1-5260

                               ZERO CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as set forth in its charter)


      Delaware                                                 95-1718077
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

444 South Flower Street, Ste. 2100, Los Angeles, CA             90071-2922
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  213/629-7000
                                                     ------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class           Name of each exchange on which registered
     -------------------           -----------------------------------------
Common Stock, $.01 Par Value                New York Stock Exchange
                                            Pacific Exchange, Inc.

Securities registered pursuant to section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's voting common stock held by non-affiliates was $286,004,649 as of June 17, 1997 (based upon the closing sale price of $23.75 per share of such stock on the New York Stock Exchange on June 17, 1997).

Common stock outstanding as of June 17, 1997-- 12,263,200 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Only those portions of Registrant's Annual Report for the year ended March 31, 1997 attached hereto as Exhibit 13 and specifically incorporated by reference herein (the "1997 Annual Report") and the Proxy Statement for its annual meeting to be held July 23, 1997 (the "1997 Proxy Statement"), which are specifically referred to in Part I - Items 1 and 3, Part II - Items 5, 6, 7 and 8 and Part III - Items 10, 11 and 12, are incorporated herein by reference.

                                    PART I

ITEM 1.   BUSINESS.

ZERO Corporation (the "Company", "ZERO", or "Registrant") was incorporated in Delaware in 1988 as a successor in interest to a California corporation of the same name that was originally incorporated in 1952. Its executive offices are located at 444 South Flower Street, Suite 2100, Los Angeles, CA 90071-2922, telephone (213) 629-7000.

Approximately 78% of ZERO's net sales in fiscal 1997 were to the electronics industry, primarily to customers doing business in the telecommunications, instrumentation and data processing markets. For these markets the Company designs, manufactures and markets system packaging solutions, thermal management products and engineered cases to protect electronic equipment. ZERO's products, which range from standard to highly customized, can be used individually or combined to create first-level system integration. These products include components such as card cages for printed circuit boards, backplanes, filter fan packages and microprocessor-controlled fan trays, blowers, motorized impellers, heat exchangers, air conditioners and computerized thermal management controls. Other products include electronic cabinets and consoles, cable management racks, deep drawn aluminum ZERO boxes and cases, fabricated cases, specialized case hardware and other specialized enclosures.

The remaining 22% of the Company's net sales in fiscal 1997 were primarily to the consumer/other and air cargo markets. These products include ZERO Halliburton(R) luggage, carrying cases and attaches for consumers worldwide, specialized aluminum, polycarbonate and fiberglass air cargo containers, patented telescoping baggage/cargo systems, air cargo restraint systems and hardware, food service containers and other specialized enclosures.

ZERO's operations are classified under two business segments: "Enclosures and Accessories" for the electronics industry and "Other." Information about ZERO's business segments, as well as activity from its foreign operations and export sales by domestic operations, is set forth in Note 11 "Segment Information" on page 27 of the 1997 Annual Report, which is incorporated herein by reference.

During the three years ended March 31, 1997, the Company has been dependent on no single customer or on a few customers, the loss of which would have a material adverse effect on its operations. No one customer accounted for more than 6% of the Company's net sales. The Company has over 22,000 customers.

Patents, licenses, franchises and concessions are not materially important factors in ZERO's overall production process and are not material to its results of operation.

The Company works with its customers in providing engineered solutions to satisfy their specific requirements often resulting in the development of new products, while research and development activities are not a significant part of the Company's business. During the year ended March 31, 1997, the Company spent less than 1% of net sales on research and development activities.

Acquisitions and Divestiture

ZERO is committed to enhance its growth through acquisitions that would complement the existing businesses. During the year ended March 31, 1997, the Company acquired two businesses, both of which were accounted for under the purchase method of accounting. In April 1996, the Company acquired the assets of Instrument Enclosures, Inc., a manufacturer of deep drawn and fabricated aluminum enclosures with net sales of approximately $2 million. In July 1996, the Company acquired Cambridge Aeroflo, Inc., a manufacturer of electronic controls for thermal management, with sales of approximately $3.5 million, net of sales to ZERO.

The Company continues to actively pursue acquisitions and negotiated a $20 million credit facility during fiscal 1996 to support this effort.

In April 1996, the Company sold Anvil Cases, Inc., which manufactures riveted cases primarily for the music, packing specialists and audio/video markets. As part of the Anvil sale, the purchaser agreed to buy all of its case hardware requirements from ZERO's Nielsen Hardware Corporation subsidiary for ten years. Anvil Cases generated sales of over $7.5 million in fiscal 1996.

Market Trends

Three primary trends have increased ZERO's sales activity within the rapidly growing electronics marketplace. One trend is the miniaturization of electronics products, which has increased the demand for highly specialized systems packaging and thermal management solutions. A second trend is lower-priced electronic products, which has increased both unit sales and the size of markets ZERO serves. A third trend is the worldwide growth in telecommunications, which has globally expanded the opportunity to both enclose and cool products used in this industry.

ZERO's sales to the electronics industry increased to $175.1 million from $152.4 million for the years ended March 31, 1997 and 1996, respectively. This is due to the strength in the telecommunications, instrumentation and data processing markets. In addition to growth in these markets, acquisitions completed during fiscal 1997 and 1996 contributed to the increase in net sales to the electronics industry.

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

The Company believes it effectively competes in both of its business segments by providing engineering expertise, innovative design, superior quality and on-time delivery at competitive prices. ZERO's ability to successfully compete in the Enclosures and Accessories segment is also attributable to its broad range of standard products. Approximately 2,500 dies, capable of producing over 100,000 standard deep drawn aluminum enclosures, provide ZERO with both a cost and service advantage in a large portion of its metal case and enclosures business. In addition, ZERO offers thousands of sizes of fabricated cases and hundreds of standard configurations for system packaging. The thermal management systems, which cool or maintain the temperature in a wide range of electronics, include products such as blowers, fans, air conditioning systems and electronic control systems. Competitive strength is also derived by the Company's ability to modify standard products to satisfy a variety of applications and customer requirements.

Sales and Backlog

Generally, many of ZERO's products are sold with short lead times, therefore, backlog is not necessarily indicative as a predictor of ZERO's future sales. However, recently the size and timing of orders from telecommunications customers have increased the backlog for that industry. ZERO's backlog at March 31, 1997 and 1996 was $57,689,000 and $42,137,000, respectively. Backlog is based on contracts which were signed as of the respective dates set forth. The backlog at March 31, 1997 is scheduled for delivery during fiscal 1998.

A majority of ZERO's sales orders are in amounts of less than $25,000 each. These orders generally are delivered 1 to 6 weeks from the time the order is booked. Larger orders and custom orders may take several weeks to over a year depending on the delivery schedule set by the customer. Because of the large number of customers served (in excess of 22,000), the relatively small size of each order and the relatively short delivery cycles involved, the Company believes the risk is low of any order being canceled which would have a significant adverse effect on operations.

For the year ended March 31, 1997, approximately 10% of ZERO's sales were made to the U.S. government/military market. Certain contracts, particularly those with the United States government and its contractors, provide for cancellation for convenience of the customer. If such cancellation occurs, the contractor is paid for costs incurred to date plus the costs of settling and paying claims of terminated subcontractors, other settlement expenses and a reasonable profit on its costs. During the five years ended March 31, 1997, the aggregate amount of orders canceled for the convenience of the United States government has not been material. However, no assurance can be given that this pattern will continue in the future.

Raw Materials

The principal raw materials used by ZERO in manufacturing its products are aluminum and steel and, to a lesser extent, plastics. Such materials are purchased under competitive bids at levels sufficient to meet foreseeable production and delivery schedules from an adequate source of suppliers. Other raw materials and supplies necessary for the production of ZERO's products are purchased from a variety of suppliers. As of May 31, 1997, the Company was not experiencing shortages in the supply of its raw materials. Based on market and economic conditions at that date, ZERO believes that the supply and availability of these materials will be adequate to support its level of operations projected through March 31, 1998. However, the Company can make no assurances that such materials will be available beyond that period, and any shortage of such materials could have a significant and material adverse impact on the operations of the Company.

Environmental Matters

The information regarding environmental matters discussed in Note 10 - "Contingent Liabilities" on page 26 and in the "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 11 of the 1997 Annual Report, including environmental matters in which ZERO has been named a "potentially responsible party," is incorporated herein by reference.

ZERO has developed and implemented an environmental program to reduce or eliminate the use of hazardous material in its current operations. Through changes in production processes, capital expenditures, proper training and the use of state-of-the-art treatment and monitoring equipment, the Company believes its program is controlling the use and discharge of hazardous materials and is in substantial compliance with applicable local, state and Federal regulations. The Company does not expect that any assertions of noncompliance with such laws relating to its current operations will materially adversely affect its earnings or competitive position or will require any significant capital expenditures during fiscal year 1998.

Employees

As of May 31, 1997, ZERO employed approximately 2,000 persons. Employee relations are considered good. Only certain employees at the Company's Samuel Groves & Co. Limited subsidiary and ZERO Stantron Cabinets division are represented by unions which are not affiliated with any national union.

Safe Harbor Statement

The information under the caption "Safe Harbor Statement" in the "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 12 of the 1997 Annual Report is incorporated herein by reference.

ITEM 2.   PROPERTIES.

As of May 31, 1997, ZERO used manufacturing plants, facilities and office buildings containing an aggregate of approximately 1,702,000 square feet of floor space. ZERO's plants and facilities are located in California (Camarillo, Chino, El Monte, Oxnard, Pacoima, Rancho Dominguez and San Diego); Utah (North Salt Lake); Indiana (Monon); Massachusetts (Monson and Shirley); New Jersey (Princeton Junction and Windsor); Minnesota (Champlin); Connecticut (Hartford); Tijuana, Mexico; and Birmingham, Feltham, and West Midlands, England. The plants located in Camarillo, El Monte, Oxnard, Pacoima and San Diego, California; Princeton Junction and Windsor, New Jersey; Champlin, Minnesota; Monan, Indiana; Shirley, Massachusetts; and West Midlands, England are used in the production of enclosures and accessories for the electronics industry. The remaining plants are used by both business segments.

ZERO owns all of its plants and facilities, except for the following leased properties:


                             SQUARE
PLANT                        FOOTAGE    LEASE EXPIRES
------------------------------------------------------------
Camarillo, CA                 35,000    June 30, 2000*
Chino, CA                      7,000    March 31, 1998*
El Monte, CA                  72,000    May 31, 2004
Hartford, CT                   8,000    June 30, 1997*
Hartford, CT                   6,000    June 30, 1997*
Oxnard, CA                    13,000    June 30, 2000
Pacoima, CA                  113,000    August 30, 1999
Rancho Dominguez, CA         110,000    September 29, 1999
Shirley, MA                    8,000    December 31, 2006*
Windsor, NJ                   24,000    June 30, 1998*
Tijuana, Mexico               33,000    July 31, 1997*
Birmingham, England            4,000    July 31, 2006
Feltham, England              13,000    October 1, 2002
Feltham, England              18,000    October 1, 2007
West Midlands, England        20,000    August 31, 2010
West Midlands, England        30,000    May 22, 2010
                             -------
     TOTAL                   514,000

* Lease contains renewal option.

The Company has expanded the facility of its Nielsen Hardware, a subsidiary, by 25,000 square feet and plans to exit leases in Hartford, Connecticut, by August 1997. Subsequent to May 31, 1997, the Company began construction of a new facility for its McLean Engineering, a division. Completion of this facility is expected near the end of fiscal 1998, at which time Mclean Engineering will relocate.

ZERO's plants and facilities used in operations are generally constructed of concrete block, brick, concrete tilt-up, steel or a combination thereof. ZERO's facilities and equipment are well maintained and are believed to be adequate to support increases in its operations, assuming a comparable product mix.

ITEM 3.   LEGAL PROCEEDINGS.

Information concerning legal proceedings in Note 10 - "Contingent Liabilities" on page 26 of the 1997 Annual Report is incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Registrant submitted no matters to a vote of its security holders during the fiscal quarter ended March 31, 1997.

                     EXECUTIVE OFFICERS OF THE REGISTRANT
                     ------------------------------------

Information regarding the Company's officers as of May 31, 1997 is as follows:

                                                                               EXECUTIVE
NAME                       AGE    POSITION                                     OFFICER SINCE
-----------------------------------------------------------------------------------------------
Howard W. Hill              70    Chairman of the Board                        1960
John B. Gilbert             76    Chairman Emeritus and Director               1952
Wilford D. Godbold Jr.      59    President, Chief Executive Officer and       1982
                                  Director
Anita J. Cutchall           58    Vice President - Legal and Corporate         1992
                                  Secretary
George A. Daniels           59    Vice President and Chief Financial           1987
                                  Officer
Bernard B. Heiler           51    Vice President of Marketing and Sales        1992
                                  and Director
James F. Hermanson          60    Vice President                               1984
Michael D. LeRoy            49    Vice President of Corporate Development      1995
John G. Mogler              57    Vice President                               1996

None of the directors or executive officers are related to one another. All executive officers except Ms. Cutchall, Messrs. Heiler, LeRoy and Mogler have served in their current capacities or in other managerial positions with the Company for a minimum of five years. Ms. Cutchall has served as Vice
President - Legal since August 1996, prior to which she was Director of Legal Affairs and Corporate Secretary for the Company since August 1992, and prior to that she held the same position with Continental Graphics Corporation, a provider of specialty graphics, commercial printing and film services, from 1990 through 1992. Mr. Heiler has held his current position with the Company since October 1992, prior to which he was Vice President of GTE California, a telephone public utility, from 1984 through 1992, and President of GTEL, a telecommunications integrator and a subsidiary of GTE, from 1986 through 1992. Mr. LeRoy has held his current position with the Company since January 1995, prior to which he was Chief Operating Officer of Biner Ellison Packaging Systems, Inc., a manufacturing company, from 1990 through 1994. Mr. Mogler was elected Vice President in October 1996, and continues to serve as President of McLean Midwest Corporation, a subsidiary of the Company, since 1991.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The Company's common stock is traded on the New York Stock Exchange and the Pacific Exchange, Inc. under the ticker symbol ZRO.

                      TRADING RANGE   DIVIDENDS
QUARTER ENDED         HIGH    LOW      PAID
1997
March 31, 1997        $23.75  $18.75       $.03
December 31, 1996      20.88   17.13        .03
September 30, 1996     22.13   17.88        .03
June 30, 1996          22.88   16.63        .03
1996
March 31, 1996        $18.25  $15.13       $.11
December 31, 1995      17.88   14.88        .11
September 30, 1995     16.88   14.63        .11
June 30, 1995          15.00   13.00        .11

On June 17, 1997 the Company had 5,234 stockholders of record.

ITEM 6.   SELECTED FINANCIAL DATA.

The information under the caption "Consolidated Highlights" on page 1 of the 1997 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The information under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 10 of the 1997 Annual Report is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the Registrant and its subsidiaries included in the 1997 Annual Report (on the page numbers shown) are incorporated herein by reference:

Statements of Consolidated Income--Years Ended March 31, 1997, 1996 and 1995. (Page 13)

Consolidated Balance Sheets--March 31, 1997 and 1996. (Pages 14 and 15)

Statements of Consolidated Stockholders' Equity--Years Ended March 31, 1997, 1996 and 1995. (Page 16)

Statements of Consolidated Cash Flows--Years Ended March 31, 1997, 1996 and 1995. (Page 17)

Notes to Consolidated Financial Statements. (Pages 18 to 28, inclusive)

Quarterly Results of Operations. (Page 31)

The independent auditors' report on page 29 and management's report on page 30 of the 1997 Annual Report covering ZERO's consolidated financial statements are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.
                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information under the caption "Election of Directors" in the 1997 Proxy Statement is incorporated herein by reference.

Information concerning the Company's executive officers is included under the caption "Executive Officers of the Registrant" following Part I, Item 4 of this report.

ITEM 11.  EXECUTIVE COMPENSATION.

The information under the captions "Meetings of the Board of Directors, Committees of the Board and Directors' Fees" and "Executive Compensation" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information under the captions "General Information" and "Voting Securities and Certain Stockholders" in the 1997 Proxy Statement is incorporated herein by reference.

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

Schedule II--Valuation and Qualifying Accounts for the years ended March 31, 1997, 1996 and 1995.

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

10.1 ZERO Corporation Management Bonus Plan adopted by the Board of Directors on April 22, 1994 filed as Exhibit 10.5 to the Company's Form 10-K for the year ended March 31, 1994.

10.2 ZERO Corporation 1988 Stock Option Plan, as amended, filed on Form S-8 Registration Statements (File Nos. 33-44143 and 33-27929).

10.3 ZERO Corporation 1994 Stock Option Plan, filed on Form S-8 Registration Statement (File No. 33-56175), as amended effective as of July 24, 1996 and as proposed to be amended by Amendment No. 2 to be submitted to stockholders of the Company for approval at the Company's Annual Meeting on July 23, 1997 as filed with the 1997 Proxy Statement.

10.4 Description of ZERO Corporation Pension Restoration Plan adopted by the Board of Directors on January 19, 1994 filed as Exhibit 10.9 to the Company's Form 10-K for the year ended March 31, 1994, as amended.

10.5 Form of Private Shelf Agreement (the "Private Shelf Agreement") by and among the Company, the Subsidiary, The Prudential Insurance Company of America, and each Prudential Affiliate (as defined in the Private Shelf Agreement) which becomes bound by certain provisions of the Private Shelf Agreement, dated as of January 31, 1996, filed as Exhibit (b) to the Company's Schedule 13E-4 filed on February 1, 1996.

10.6 Credit Agreement dated March 31, 1996 between ZERO Corporation and Wells Fargo Bank, National Association providing for a line of credit of $28 million ($8 million of which is for letters of credit) to be utilized for general corporate purposes through March 31, 1998 filed as Exhibit 10.11 to the Company's Form 10-K for the year ended March 31, 1996.

10.7 Directors' Deferred Compensation Plan as adopted October 20, 1993 and as amended effective as of January 1, 1996.

10.8 Executive Deferred Compensation Plan as adopted October 20, 1993 and as amended effective as of January 1, 1996.

13   Annual Report for the year ended March 31, 1997 (not deemed filed except
     for those portions specifically   incorporated by reference herein).

21   Listing of the Company's subsidiaries as of March 31, 1997.

23   Consent of Independent Auditors.

27   Financial Data Schedule.

(b).  REPORTS ON FORM 8-K.

During the quarter ended March 31, 1997 the Company filed no reports on Form 8-
K.

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

SIGNATURE                                   TITLE                      DATE
---------------------------  ------------------------------------  -------------

                             Vice President and Chief Financial
/s/ George A. Daniels        Officer                               June 27, 1997
----------------------------
George A. Daniels

                             Controller and Chief Accounting
/s/ Diane N. Kajikami        Officer                               June 27, 1997
----------------------------
Diane N. Kajikami

DIRECTORS:

/s/ Gary M. Cusumano         Director                              June 27, 1997
----------------------------
Gary M. Cusumano

/s/ Bruce J. DeBever         Director                              June 27, 1997
----------------------------
Bruce J. DeBever

/s/ John B. Gilbert          Director                              June 27, 1997
----------------------------
John B. Gilbert
                             Director and Chief
/s/ Wilford D. Godbold, Jr.  Executive Officer                     June 27, 1997
----------------------------
Wilford D. Godbold, Jr.

/s/ Bernard B. Heiler        Director                              June 27, 1997
----------------------------
Bernard B. Heiler

/s/ Howard W. Hill           Director                              June 27, 1997
----------------------------
Howard W. Hill

/s/ Whitney A. McFarlin      Director                              June 27, 1997
----------------------------
Whitney A. McFarlin

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Stockholders of ZERO Corporation:

We have audited the consolidated financial statements of ZERO Corporation and its subsidiaries as of March 31, 1997 and 1996, and for each of the three years in the period ended March 31, 1997, and have issued our report thereon dated May 12, 1997; such financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP


Los Angeles, California
May 12, 1997

                                                                     SCHEDULE II



                       ZERO CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995


                                    Balance at  Provision      Doubtful      Balance at
                                    Beginning   Charged to     Accounts        End of
                                     of Year      Income    Written Off (1)     Year
------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:

April 1, 1996 to March 31, 1997       $759,000    $101,000       ($253,000)    $607,000

April 1, 1995 to March 31, 1996       $724,000    $236,000       ($201,000)    $759,000

April 1, 1994 to March 31, 1995       $829,000    $208,000       ($313,000)    $724,000

(1)  Net of recoveries

                       ZERO CORPORATION AND SUBSIDIARIES

                             FORM 10-K, ITEM 14(c)

                            EXHIBITS FILED HEREWITH

10.7 Directors' Deferred Compensation Plan as adopted October 20, 1993 and as amended effective as of January 1, 1996.

10.8 Executive Deferred Compensation Plan as adopted October 20, 1993 and as amended effective as of January 1, 1996.

13 Annual Report for the year ended March 31, 1997 (not deemed filed except for those portions specifically incorporated by reference herein).

21   Subsidiaries of Registrant as of March 31, 1997.

23   Consent of Independent Auditors.

27   Financial Data Schedule.