Form 10-Q
period 1997-06-30
ZERO CORP
filed 1997-08-14
CIK 109284

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
            ________________ to _________________


Commission file number:		1-5260


                        Z E R O  C o r p o r a t i o n
            (Exact name of registrant as set forth in its charter)


Delaware                                      95-1718077
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

Common stock outstanding as of June 30, 1997 -- 12,288,605 shares.

PART I  -  FINANCIAL INFORMATION

Corporation for which information is given:

This report is filed for ZERO Corporation and its subsidiaries (hereafter "Registrant" or "Company") for the quarterly period ended June 30, 1997.


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

                       ZERO CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (UNAUDITED)
                                                     For The Three Months Ended
                                                              June 30,
                                                         1997         1996
OPERATING ACTIVITIES:
   NET CASH PROVIDED BY OPERATING ACTIVITIES         $ 8,212,000  $ 8,734,000
INVESTING ACTIVITIES:
   EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT     (2,661,000)  (3,679,000)
   PURCHASE OF NON-CASH ASSETS OF ACQUIRED BUSINESSES          -   (1,152,000)
   PROCEEDS FROM SALE OF ASSETS                                -    1,258,000
   OTHER                                                   9,000      210,000
NET CASH USED IN INVESTING ACTIVITIES                 (2,652,000)  (3,363,000)
FINANCING ACTIVITIES:
   DIVIDENDS PAID                                       (367,000)    (363,000)
   OTHER (INCLUDING EFFECT OF EXCHANGE RATE CHANGES)     117,000      144,000
      NET CASH USED IN FINANCING ACTIVITIES             (250,000)    (219,000)
NET INCREASE IN CASH AND CASH EQUIVALENTS              5,310,000    5,152,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      16,201,000    7,018,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD*          $21,511,000  $12,170,000

These Statements of Consolidated Cash Flows for the three months ended
June 30, 1997 and 1996 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results for the periods.

<F01>
* Cash and Cash Equivalents include investments purchased with maturities of three months or less. At June 30, 1997, there are no short-term investments with maturities longer than three months. At June 30, 1996, short-term investments with maturities longer than three months totaled $965,000.

Item 2. 	Management's Discussion and Analysis of
        	Financial Condition and Results of Operations.

The following should be read in conjunction with the financial statements included or incorporated herein by reference.

Results of Operations

Net sales for the three months ended June 30, 1997 increased 18.1% when compared to the comparable period in the prior year due primarily to increased orders within the telecommunications, instrumentation and data processing markets.

Operating income as a percent of net sales for the three months ended
June 30, 1997 increased to 13.5% from 12.4% for the same period in the prior year primarily due to a decrease in selling and administrative expenses as a percent of net sales.

Financial Condition and Liquidity

The Company's working capital increased to $73,341,000 at June 30, 1997 when compared to $70,341,000 at March 31, 1997, primarily due to an increase in cash and short-term investments of $5,310,000 from March 31, 1997 to June 30, 1997.

Management believes that cash from operations, together with the ability to obtain financing, will provide sufficient funds to finance current and forecasted operations, including potential acquisitions, for the next twelve month period. The Company will continue to invest its available funds in liquid, low-risk investments.

ALL FORWARD-LOOKING STATEMENTS ARE NOT FACT. THEY ARE BASED UPON ASSUMPTIONS INCLUDING THE CONTINUING STRENGTH OF THE MARKETS WE SERVE, STABILITY OF GENERAL ECONOMIC CONDITIONS, COMPETITOR PRICING, MAINTENANCE OF OUR CURRENT MOMENTUM AND OTHER FACTORS.

Exhibit Ia -  The Company's Statements of Consolidated Income (Unaudited) for
              the Three Months Ended June 30, 1997 and 1996.

Exhibit Ib -  The Company's Consolidated Balance Sheets (Unaudited) as of
              June 30, 1997 and March 31, 1997.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     a. On July 23, 1997, the Company held its Annual Meeting of Stockholders. Of the 12,257,434 shares eligible to vote at the meeting, 10,102,133 shares were represented in person or by proxy.

     b. At the meeting, nominees John B. Gilbert, Wilford D. Godbold, Jr. and Howard W. Hill were elected to serve as Directors for three year terms. Gary M. Cusumano, Bruce J. DeBever, Bernard B. Heiler and Whitney A. McFarlin will continue their terms of office as Directors.

     c. Of the 10,102,133 shares represented at the meeting, nominees John B. Gilbert, Wilford D. Godbold, Jr. and Howard W. Hill received 9,825,417, 9,803,580 and 9,832,734 shares voted in favor, respectively, and 260,545, 282,382 and 253,228 shares withheld, respectively, and 16,171 abstentions.

         A proposal to amend the 1994 Stock Option Plan increasing the number of shares available for grant of options by 500,000 received 9,344,813 shares voted in favor, 408,074 shares voted against, and 349,246 abstentions.

         The stockholder who submitted a proposal for inclusion in the proxy statement to declassify the Board of Directors of the Company was not present at the Annual Meeting of Stockholders to introduce the proposal. Also, a non-stockholder at the meeting, who claimed to represent the stockholder, did not hold a valid proxy and was not eligible to introduce the proposal. No other stockholder, or holder of proxy, present at the meeting offered to introduce the proposal. Therefore, the proposal was not introduced and no vote was taken. Based on the tally of proxy instructions received, the proposal would not have passed.

Item 6.  Exhibits and Reports on Form 8-K.

     a.  Exhibit - 27.  Financial Data Schedule

     b. Reports on Form 8-K. Form 8-K reporting execution of an option agreement for the sale of property dated June 30, 1997.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ZERO Corporation


Date:  August 14, 1997             /s/ D. N. KAJIKAMI
                                    D. N. Kajikami, Controller
                                     and Chief Accounting Officer


Date:  August 14, 1997             /s/ G. A. DANIELS
                                    G. A. Daniels, Vice President
                                     and Chief Financial Officer

                       ZERO CORPORATION AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME
                                  (UNAUDITED)

                                                        Three Months Ended
                                                              June 30,
                                                         1997         1996
NET SALES                                             $64,552,000  $54,664,000
COST OF SALES                                          42,974,000   35,910,000
SELLING AND ADMINISTRATIVE EXPENSES                    12,827,000   11,972,000
OPERATING INCOME                                        8,751,000    6,782,000
OTHER INCOME                                              244,000      698,000
INTEREST INCOME                                           164,000       85,000
INTEREST EXPENSE                                        1,154,000    1,135,000
INCOME BEFORE INCOME TAXES                              8,005,000    6,430,000
INCOME TAXES                                            3,202,000    2,630,000
NET INCOME                                            $ 4,803,000  $ 3,800,000

PRIMARY EARNINGS PER SHARE                                  $0.38        $0.31
DIVIDENDS DECLARED PER SHARE                                $0.03        $0.03
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING          12,534,000   12,392,000

These Statements of Consolidated Income for the Three Months Ended
June 30, 1997 and 1996 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results for the periods.


                                 Exhibit Ia

                       ZERO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                     June 30,       March 31,
                                                       1997           1997
                                                   (UNAUDITED)
ASSETS
CURRENT ASSETS
   CASH AND SHORT-TERM INVESTMENTS                 $ 21,511,000   $ 16,201,000
ACCOUNTS RECEIVABLE (LESS ALLOWANCE FOR
      DOUBTFUL ACCOUNTS OF $653,000 AND $607,000,
      RESPECTIVELY)                                  37,358,000     35,966,000
   INVENTORIES
      RAW MATERIALS AND SUPPLIES                     21,008,000     21,504,000
      WORK IN PROCESS                                 8,192,000      7,821,000
      FINISHED GOODS                                  5,896,000      5,685,000
   OTHER                                              3,658,000      4,172,000
      TOTAL CURRENT ASSETS                           97,623,000     91,349,000
PROPERTY, PLANT AND EQUIPMENT                        99,607,000     97,241,000
LESS ACCUMULATED DEPRECIATION AND AMORTIZATION      (54,291,000)   (52,866,000)
   NET PROPERTY, PLANT AND EQUIPMENT                 45,316,000     44,375,000
GOODWILL                                             30,324,000     30,602,000
OTHER ASSETS                                         21,017,000     19,630,000
   TOTAL ASSETS                                    $194,280,000   $185,956,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   ACCOUNTS PAYABLE                                $  9,541,000   $  8,901,000
   ACCRUED WAGES AND COMMISSIONS                      6,145,000      6,579,000
   ACCRUED INCOME AND OTHER TAXES                     1,366,000        675,000
   OTHER                                              7,230,000      4,853,000
      TOTAL CURRENT LIABILITIES                      24,282,000     21,008,000
OTHER NON-CURRENT LIABILITIES (INCLUDING
   DEFERRED COMPENSATION OF $9,866,000 AND
   $9,443,000, RESPECTIVELY)                         12,705,000     12,192,000
NOTES PAYABLE                                        51,487,000     51,503,000
STOCKHOLDERS' EQUITY
   PREFERRED STOCK $.01 PAR VALUE; NONE ISSUED
   COMMON STOCK $.01 PAR VALUE;
   ISSUED SHARES, 16,483,526 AND 16,445,332,
   RESPECTIVELY;
   OUTSTANDING SHARES, 12,288,605 AND
   12,250,427, RESPECTIVELY                             165,000        164,000
   ADDITIONAL PAID-IN-CAPITAL                        37,286,000     37,021,000
   RETAINED EARNINGS                                142,076,000    137,750,000
                                                    179,527,000    174,935,000
FOREIGN CURRENCY TRANSLATION ADJUSTMENT                  95,000        132,000
TREASURY STOCK (4,194,921 AND 4,194,905 SHARES,
    RESPECTIVELY), AT COST                          (73,816,000)   (73,814,000)
    TOTAL STOCKHOLDERS' EQUITY                      105,806,000    101,253,000
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $194,280,000   $185,956,000

The Consolidated Balance Sheet as of June 30, 1997 is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position.

                                 Exhibit Ib