Form 10-Q
period 1997-09-30
ZERO CORP
filed 1997-11-17
CIK 109284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 OR

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

Common stock outstanding as of September 30, 1997 -- 12,326,340 shares.

PART I  -  FINANCIAL INFORMATION

Corporation for which information is given:

This report is filed for ZERO Corporation and its subsidiaries (hereafter "Registrant" or "Company") for the quarterly period ended September 30, 1997.

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

                                                        FOR THE SIX MONTHS
                                                               ENDED
                                                            SEPTEMBER 30,
                                                          1997        1996
OPERATING ACTIVITIES:
   NET CASH PROVIDED BY OPERATING ACTIVITIES          $15,591,000 $ 9,855,000
INVESTING ACTIVITIES:
   DECREASE IN SHORT-TERM INVESTMENTS                           -     965,000
   EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT      (5,427,000) (5,975,000)
   PURCHASE OF NON-CASH ASSETS OF ACQUIRED BUSINESSES  (8,860,000) (1,927,000)
   PROCEEDS FROM SALE OF ASSETS                                 -   1,258,000
   OTHER                                                  167,000     153,000
NET CASH USED IN INVESTING ACTIVITIES                 (14,120,000) (5,526,000)
FINANCING ACTIVITIES:
   DIVIDENDS PAID                                        (736,000)   (727,000)
   OTHER (INCLUDES EFFECT OF EXCHANGE RATE CHANGES)       385,000     574,000
NET CASH USED IN FINANCING ACTIVITIES                    (351,000)   (153,000)
NET INCREASE IN CASH AND CASH EQUIVALENTS               1,120,000   4,176,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       16,201,000   7,018,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD*           $17,321,000 $11,194,000

* Cash and Cash Equivalents include investments purchased with maturities of three months or less. At September 30, 1997 and 1996, there are no short-term investments with maturities longer than three months.

These Statements of Consolidated Cash Flows for the six months ended September 30, 1997 and 1996 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results for the periods.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following should be read in conjunction with the financial statements included or incorporated herein by reference.

Results of Operations

Net sales for the three and six months ended September 30, 1997 increased 20.8% and 19.4%, respectively, when compared to the comparable periods in the prior year due primarily to increased orders within the telecommunications, instrumentation and data processing markets.

Operating income as a percent of net sales for the three and six months ended September 30, 1997 increased to 13.4% and 13.5%, respectively, from 12.9% and 12.6%, respectively, for the same periods in the prior year primarily due to costs associated with combining an acquisition with an existing business in the prior year.

The Company recognized a non-taxable gain of $1,709,000 in the second quarter of fiscal 1998 from insurance proceeds on the life of the former Vice President of Marketing and Sales of ZERO Corporation.

Recent Acquisition

In September 1997, the Company acquired the assets of EG&G Birtcher, Inc., a manufacturer of locking printed circuit card guides and printed circuit card extractors, which are used both to secure printed circuit cards in their enclosures and to improve the overall thermal performance of electronic sensors. The acquisition was accounted for using the purchase method of accounting. The operating results of the acquisition, which were not material, were included in the consolidated financial statements from the acquisition date.

Financial Condition and Liquidity

The Company's working capital increased to $74,769,000 at September 30, 1997 when compared to $70,341,000 at March 31, 1997, primarily due to the receivable recorded on the life insurance proceeds and reclassification of a $2,450,000 non-current note to current.

Management believes that cash from operations, together with the ability to obtain financing, will provide sufficient funds to finance current and forecasted operations, including potential acquisitions, for the next twelve month period. The Company will continue to invest its available funds in liquid, low-risk investments.

Safe Harbor Statement

STATEMENTS THAT ARE NOT HISTORICAL FACTS, INCLUDING STATEMENTS ABOUT OUR CONFIDENCE, STRATEGIES AND EXPECTATIONS, TECHNOLOGIES AND OPPORTUNITIES, INDUSTRY AND MARKET SEGMENT GROWTH, DEMAND AND ACCEPTANCE OF NEW AND EXISTING PRODUCTS, AND RETURN ON INVESTMENTS IN PRODUCTS AND MARKETS, ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING WITHOUT LIMITATION, THE EFFECT OF GENERAL ECONOMIC AND MARKET CONDITIONS, THE CONTINUING STRENGTH OF THE ELECTRONICS MARKETS WE SERVE, COMPETITOR PRICING, MAINTENANCE OF OUR CURRENT MOMENTUM AND OTHER FACTORS.

Exhibit Ia - The Company's Statements of Consolidated Income (Unaudited) for
            the Three and Six Months Ended September 30, 1997 and 1996.

Exhibit Ib - The Company's Consolidated Balance Sheets as of September 30, 1997
            (Unaudited) and March 31, 1997.

PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    a. Exhibit - 27.  Financial Data Schedule

    b. Reports on Form 8-K -  None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ZERO Corporation


Date:  November 14, 1997                  /S/ D. N. KAJIKAMI
                                          D. N. Kajikami, Controller
                                          and Chief Accounting Officer


Date:  November 14, 1997                  /S/ G. A. DANIELS
                                          G. A. Daniels, Vice President
                                          and Chief Financial Officer

                       ZERO CORPORATION AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME
                                  (UNAUDITED)

                                Three Months Ended        Six Months Ended
                                   September 30,            September 30,
                                 1997        1996         1997         1996
 NET SALES                   $64,465,000 $53,387,000  $129,017,000 $108,051,000
 COST OF SALES                42,939,000  36,015,000    85,913,000   71,925,000
 SELLING AND ADMIN. EXPENSES  12,860,000  10,511,000    25,687,000   22,483,000
 OPERATING INCOME              8,666,000   6,861,000    17,417,000   13,643,000
 OTHER INCOME:
    Life Insurance Gain, Net   1,709,000           -     1,709,000            -
    Other                        347,000     460,000       591,000    1,158,000
 INTEREST INCOME                 221,000     139,000       385,000      224,000
 INTEREST EXPENSE              1,220,000   1,150,000     2,374,000    2,285,000
 INCOME BEFORE INCOME TAXES    9,723,000   6,310,000    17,728,000   12,740,000
 INCOME TAXES                  3,206,000   2,588,000     6,408,000    5,218,000
 NET INCOME                   $6,517,000* $3,722,000   $11,320,000*  $7,522,000
 PRIMARY EARNINGS PER SHARE        $0.52*      $0.30         $0.90*       $0.61
 DIVIDENDS DECLARED PER SHARE      $0.03       $0.03         $0.06        $0.06
 AVERAGE NUMBER OF SHARES
    OUTSTANDING               12,626,000  12,411,000    12,580,000   12,402,000

* Includes life insurance gain of $1,709,000 or $.14 per share

These Statements of Consolidated Income for the Three and Six Months Ended September 30, 1997 and 1996 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results for the periods.

                                  Exhibit Ia

                      ZERO CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                  SEPTEMBER 30,     MARCH 31,
                                                      1997            1997
                                                   (UNAUDITED)
ASSETS
CURRENT ASSETS
   CASH AND SHORT-TERM INVESTMENTS                $17,321,000      $16,201,000
   ACCOUNTS RECEIVABLE (LESS ALLOWANCE
      FOR DOUBTFUL ACCOUNTS OF $844,000 AND
      $607,000, RESPECTIVELY)                      37,244,000       35,966,000
   INVENTORIES
      RAW MATERIALS AND SUPPLIES                   20,509,000       21,504,000
      WORK IN PROCESS                               9,197,000        7,821,000
      FINISHED GOODS                                6,159,000        5,685,000
   OTHER                                            8,864,000        4,172,000
      TOTAL CURRENT ASSETS                         99,294,000       91,349,000
PROPERTY, PLANT AND EQUIPMENT                     102,053,000       97,241,000
LESS ACCUMULATED DEPRECIATION AND AMORTIZATION    (55,577,000)     (52,866,000)
   NET PROPERTY, PLANT AND EQUIPMENT               46,476,000       44,375,000
GOODWILL                                           37,792,000       30,602,000
OTHER ASSETS                                       17,417,000       19,630,000
   TOTAL ASSETS                                  $200,979,000     $185,956,000
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   ACCOUNTS PAYABLE                                $9,602,000       $8,901,000
   ACCRUED WAGES AND COMMISSIONS                    7,926,000        6,579,000
   ACCRUED INCOME AND OTHER TAXES                     992,000          675,000
   OTHER                                            6,005,000        4,853,000
      TOTAL CURRENT LIABILITIES                    24,525,000       21,008,000
OTHER NON-CURRENT LIABILITIES (INCLUDING
   DEFFERED COMPENSATION OF $10,158,000 AND
   $9,443,000, RESPECTIVELY)                       12,724,000       12,192,000
NOTES PAYABLE                                      51,509,000       51,503,000
STOCKHOLDERS' EQUITY
   PREFERRED STOCK $.01 PAR VALUE; NONE ISSUED
   COMMON STOCK $.01 PAR VALUE; ISSUED SHARES,
      16,521,262 AND 16,445,332, RESPECTIVELY;
      OUTSTANDING SHARES, 12,326,340 AND 12,250,427,
      RESPECTIVELY                                    165,000          164,000
   ADDITIONAL PAID-IN-CAPITAL                      38,227,000       37,021,000
   RETAINED EARNINGS                              147,547,000      137,750,000
                                                  185,939,000      174,935,000
FOREIGN CURRENCY TRANSLATION ADJUSTMENT                98,000          132,000
TREASURY STOCK (4,194,922 AND 4,194,905 SHARES,
   RESPECTIVELY), AT COST                         (73,816,000)     (73,814,000)
   TOTAL STOCKHOLDERS' EQUITY                     112,221,000      101,253,000
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $200,979,000     $185,956,000

The Consolidated Balance Sheet as of September 30, 1997 is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position.

                                  Exhibit Ib