Form 10-Q
period 1997-12-31
ZERO CORP
filed 1998-02-13
CIK 109284

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
      _________ to ___________________


Commission file number:  1-5260


                         Z E R O  C O R P O R A T I O N
--------------------------------------------------------------------------------
             (Exact name of registrant as set forth in its charter)



       Delaware                                              95-1718077
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)


444 South Flower Street, Suite #2100, Los Angeles, CA         90071-2922
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                 (213) 629-7000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Common stock outstanding as of December 31, 1997 -- 12,391,197 shares.

PART I  -  FINANCIAL INFORMATION

Corporation for which information is given:

This report is filed for ZERO Corporation and its subsidiaries (hereafter "Registrant" or "Company") for the quarterly period ended December 31, 1997.

Item 1.   Financial Statements.
          ---------------------

  a. The Condensed Statements of Consolidated Income required by Rule 10-01 of Regulation S-X are herewith filed as Exhibit Ia and are incorporated herein by reference.

      The Condensed Consolidated Balance Sheets required by Rule 10-01 of Regulation S-X are herewith filed as Exhibit Ib and are incorporated herein by reference.

      The Condensed Statements of Consolidated Cash Flows required by Rule 10-01 of Regulation S-X are as follows:

                       ZERO CORPORATION AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

                                                                                       For the Nine Months Ended
                                                                                             December 31,
                                                                                           1997          1996
                                                                                      ------------    -----------
OPERATING ACTIVITIES:
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                          $ 29,711,000    $13,203,000
INVESTING ACTIVITIES:
   (INCREASE) DECREASE IN SHORT-TERM INVESTMENTS                                        (4,918,000)       965,000
   EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT                                      (10,075,000)    (7,994,000)
   PURCHASE OF NON-CASH ASSETS OF ACQUIRED BUSINESSES                                   (8,860,000)    (1,930,000)
   PROCEEDS FROM SALE OF ASSETS                                                                  -      1,258,000
   OTHER                                                                                   119,000       (295,000)
                                                                                      ------------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                                  (23,734,000)    (7,996,000)
                                                                                      ------------    -----------
FINANCING ACTIVITIES:
   DIVIDENDS PAID                                                                       (1,107,000)    (1,092,000)
   OTHER (includes effect of exchange rate changes)                                        980,000      1,075,000
                                                                                      ------------    -----------
NET CASH USED IN FINANCING ACTIVITIES                                                     (127,000)       (17,000)
                                                                                      ------------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                5,850,000      5,190,000
CASH AND CASH EQUIVALENTS AT BEGINNING  OF PERIOD                                       16,201,000      7,018,000
                                                                                      ------------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD*                                           $ 22,051,000    $12,208,000
                                                                                      ============    ===========

* Cash and Cash Equivalents include investments purchased with maturities of three months or less. At December 31, 1997, short-term investments with maturities longer than three months totaled $4,918,000. There are no short-term investments with maturities longer than three months at December 31, 1996.

These Condensed Statements of Consolidated Cash Flows for the nine months ended December 31, 1997 and 1996 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results for the periods.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          ----------------------

The following should be read in conjunction with the financial statements included or incorporated herein by reference.

Results of Operations

Net sales for the three and nine months ended December 31, 1997 increased 14.3% and 17.6%, respectively, when compared to the comparable periods in the prior year due primarily to increased orders within the telecommunications, instrumentation and data processing markets, as well as the consumer market.

Operating income as a percent of net sales for the three and nine months ended December 31, 1997 increased to 14.1% and 13.7%, respectively, from 13.0% and 12.8%, respectively, for the same periods in the prior year primarily due to higher sales volume and cost containment efforts.

In the second quarter of fiscal 1998, the Company recognized a non-taxable gain of $1,709,000 from insurance proceeds on the life of the former Vice President of Marketing and Sales of ZERO Corporation.

Financial Condition and Liquidity

The Company's working capital increased to $78,313,000 at December 31, 1997 when compared to $70,341,000 at March 31, 1997, primarily due to the increase in cash and short-term investments of $10,768,000 since March 31, 1997 generated from operating activities.

Management believes that cash from operations, together with the ability to obtain financing, will provide sufficient funds to finance current and forecasted operations, including potential acquisitions, for the next twelve month period. The Company will continue to invest its available funds in liquid, low-risk investments.

New Accounting Standard

During the third quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This Statement requires the disclosure of basic and diluted earnings per share. Earnings per share for prior periods has been restated to conform to the required disclosure.

Safe Harbor Statement

STATEMENTS THAT ARE NOT HISTORICAL FACTS, INCLUDING STATEMENTS ABOUT OUR CONFIDENCE, STRATEGIES AND EXPECTATIONS, TECHNOLOGIES AND OPPORTUNITIES, INDUSTRY AND MARKET SEGMENT GROWTH, DEMAND AND ACCEPTANCE OF NEW AND EXISTING PRODUCTS, AND RETURN ON INVESTMENTS IN PRODUCTS AND MARKETS, ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING WITHOUT LIMITATION, THE EFFECT OF GENERAL WORLDWIDE AND DOMESTIC ECONOMIC AND MARKET CONDITIONS, THE CONTINUING STRENGTH OF THE ELECTRONICS MARKETS, INCLUDING THE TELECOMMUNICATIONS/INSTRUMENTATION AND DATA PROCESSING MARKETS, COMPETITOR PRICING AND STRATEGIES, MAINTENANCE OF OUR CURRENT MOMENTUM AND OTHER FACTORS.

Exhibit Ia -  The Company's Condensed Statements of Consolidated Income
              (Unaudited) for the Three and Nine Months Ended December 31, 1997 and 1996.

Exhibit Ib -  The Company's Condensed Consolidated Balance Sheets (Unaudited)
              as of December 31, 1997 and March 31, 1997.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

     a.  Exhibits:
                  10.1  ZERO Corporation Master Trust Agreement
                        for Joint Life Insurance Plans
                  10.2  ZERO Corporation Master Trust Agreement
                        for Deferred Compensation Plans
                  10.3  Employment Agreement
                  27    Financial Data Schedule

     b. Reports on Form 8-K - Form 8-K reporting exercise of an option for the sale of property dated December 23, 1997.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ZERO Corporation


Date:  February 13, 1998                   /s/ D. N. KAJIKAMI
                                           ------------------
                                           D. N. Kajikami, Controller
                                           and Chief Accounting Officer


Date:  February 13, 1998                   /s/ G. A. DANIELS
                                           -----------------
                                           G. A. Daniels, Vice President
                                           and Chief Financial Officer

                       ZERO CORPORATION AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                  (UNAUDITED)

                                                  Three Months Ended              Nine Months Ended
                                                     December 31,                    December 31,
                                              1997                 1996        1997               1996
                                          -----------         -----------   ------------       ------------
 NET SALES                                $66,910,000         $58,546,000   $195,927,000       $166,597,000
 COST OF SALES                             44,792,000          39,336,000    130,705,000        111,261,000
 SELLING AND ADMIN. EXPENSES               12,710,000          11,597,000     38,397,000         34,080,000
                                          -----------         -----------   ------------       ------------
 OPERATING INCOME                           9,408,000           7,613,000     26,825,000         21,256,000
                                          -----------         -----------   ------------       ------------
 OTHER INCOME:
    Life Insurance Gain, Net                        -                   -      1,709,000 *                -
    Other                                     176,000             283,000        767,000          1,441,000
 INTEREST INCOME                              249,000             137,000        634,000            361,000
 INTEREST EXPENSE                           1,214,000           1,155,000      3,588,000          3,440,000
                                          -----------         -----------   ------------       ------------
 INCOME BEFORE INCOME TAXES                 8,619,000           6,878,000     26,347,000 *       19,618,000
 INCOME TAXES                               3,430,000           2,679,000      9,838,000          7,897,000
                                          -----------         -----------   ------------       ------------
 NET INCOME                               $ 5,189,000         $ 4,199,000   $ 16,509,000 *     $ 11,721,000
                                          ===========         ===========   ============       ============

 BASIC EARNINGS PER SHARE                 $      0.42         $      0.34   $       1.34 *     $       0.96
 DILUTED EARNINGS PER SHARE               $      0.41         $      0.34   $       1.31 *     $       0.95
 DIVIDENDS DECLARED PER SHARE             $      0.03         $      0.03   $       0.09       $       0.09
 AVERAGE NUMBER OF SHARES:
    OUTSTANDING                            12,373,000          12,180,000     12,317,000         12,161,000
    ASSUMING DILUTION                      12,672,000          12,381,000     12,611,000         12,395,000

* Includes life insurance gain of $1,709,000 or $.14 per share

These Condensed Statements of Consolidated Income for the Three and Nine Months Ended December 31, 1997 and 1996 are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results for the periods.

                                   Exhibit Ia

                       ZERO CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                      December 31,      March 31,
                                                                                          1997            1997
                                                                                      ------------    ------------
ASSETS
CURRENT ASSETS
 CASH AND SHORT-TERM INVESTMENTS                                                      $ 26,969,000    $ 16,201,000
 ACCOUNTS RECEIVABLE (LESS ALLOWANCE
  FOR DOUBTFUL ACCOUNTS OF $826,000 AND
  $607,000, RESPECTIVELY)                                                               37,537,000      35,966,000
 INVENTORIES
  RAW MATERIALS AND SUPPLIES                                                            19,342,000      21,504,000
  WORK IN PROCESS                                                                        9,046,000       7,821,000
  FINISHED GOODS                                                                         5,749,000       5,685,000
 OTHER                                                                                   3,736,000       4,172,000
                                                                                      ------------    ------------
  TOTAL CURRENT ASSETS                                                                 102,379,000      91,349,000
                                                                                      ------------    ------------
PROPERTY, PLANT AND EQUIPMENT                                                          106,776,000      97,241,000
LESS ACCUMULATED DEPRECIATION AND AMORTIZATION                                         (57,444,000)    (52,866,000)
                                                                                      ------------    ------------
 NET PROPERTY, PLANT AND EQUIPMENT                                                      49,332,000      44,375,000
                                                                                      ------------    ------------
GOODWILL                                                                                37,391,000      30,602,000
OTHER ASSETS                                                                            17,259,000      19,630,000
                                                                                      ------------    ------------
 TOTAL ASSETS                                                                         $206,361,000    $185,956,000
                                                                                      ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 ACCOUNTS PAYABLE                                                                     $  7,827,000    $  8,901,000
 ACCRUED WAGES AND COMMISSIONS                                                           7,246,000       6,579,000
 ACCRUED INCOME AND OTHER TAXES                                                            573,000         675,000
 OTHER                                                                                   8,420,000       4,853,000
                                                                                      ------------    ------------
  TOTAL CURRENT LIABILITIES                                                             24,066,000      21,008,000
                                                                                      ------------    ------------
OTHER NON-CURRENT LIABILITIES (INCLUDING
 DEFFERED COMPENSATION OF $10,516,000 AND
 $9,443,000, RESPECTIVELY)                                                              13,084,000      12,192,000
NOTES PAYABLE                                                                           51,573,000      51,503,000
STOCKHOLDERS' EQUITY
 PREFERRED STOCK $.01 PAR VALUE; NONE ISSUED
 COMMON STOCK $.01 PAR VALUE; ISSUED SHARES,
  16,586,119 AND 16,445,332,
   RESPECTIVELY;
  OUTSTANDING SHARES, 12,391,197 AND 12,250,427,
  RESPECTIVELY                                                                             166,000         164,000
 ADDITIONAL PAID-IN-CAPITAL                                                             39,289,000      37,021,000
 RETAINED EARNINGS                                                                     151,899,000     137,750,000
                                                                                      ------------    ------------
                                                                                       191,354,000     174,935,000
FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                                    100,000         132,000
TREASURY STOCK (4,194,922 AND 4,194,905 SHARES,
 RESPECTIVELY), AT COST                                                                (73,816,000)    (73,814,000)
                                                                                      ------------    ------------
 TOTAL STOCKHOLDERS' EQUITY                                                            117,638,000     101,253,000
                                                                                      ------------    ------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $206,361,000    $185,956,000
                                                                                      ============    ============

The Condensed Consolidated Balance Sheets as of December 31, 1997 and March 31, 1997 are unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position.

                                   Exhibit Ib