Form 10-K
period 1998-03-31
ZERO CORP
filed 1998-06-19
CIK 109284

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1998
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM__________TO___________

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

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class              Name of each exchange on which registered
    -------------------              -----------------------------------------
Common Stock, $.01 Par Value                 New York Stock Exchange, Inc.
                                             Pacific Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       --    --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates was $355,962,642 as of May 19, 1998 (based upon the closing sale price of $29.25 per share of such stock on the New York Stock Exchange, Inc. on May 19, 1998).

Common stock outstanding as of May 19, 1998--12,440,752 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

                                    PART I

ITEM 1.  BUSINESS.

ZERO Corporation (the "Company", "ZERO", or "Registrant") was incorporated in Delaware in 1988 as a successor to a California corporation of the same name that was originally incorporated in 1952. ZERO is primarily engaged in the design, manufacture and marketing of system packaging, thermal management and engineered cases that protect electronic equipment.

On April 6, 1998, the Company entered into a definitive merger agreement with Applied Power Inc. ("API") pursuant to which the Company would become a wholly owned subsidiary of API (the "Merger"). Stockholders of the Company would receive 0.85 share of API for each share of the Company's stock. Approved by the boards of directors of both companies, consummation of the Merger is subject to approval by the stockholders of both companies and satisfaction of other certain conditions. The Merger would be accounted for as a pooling of interests, is structured to be tax free to ZERO stockholders and is expected to be completed in July 1998. See Note 13 of Notes to Consolidated Financial Statements in Item 8 hereof.

Description of Business Segments
--------------------------------

ZERO has two business segments: (i) Enclosures and Accessories -- Products include card cages for printed circuit boards, backplanes, filter fan packages and microprocessor-controlled fan trays, blowers, motorized impellers, heat exchangers, air conditioners and computerized thermal management controls, electronic cabinets and consoles, cable management racks, deep drawn aluminum ZERO boxes and cases, fabricated cases, specialized case hardware and other specialized enclosures sold to the electronics industry; and (ii) Other -- Products include air cargo enclosures and hardware, aluminum luggage, camera cases, industrial carrying cases, food service containers and other custom metal products.

ENCLOSURES AND ACCESSORIES. The Enclosures and Accessories segment serves the system packaging, thermal management and engineered case requirements of the telecommunications, instrumentation and data processing markets. The telecommunications market includes applications ranging from traditional central office telephone equipment and high-capacity digital switching systems to wireless cellular and paging systems. The instrumentation market includes sophisticated electronic equipment located in diverse environments. The data processing market includes a range of applications, from mainframes and workstations to servers and routers.

ZERO employs manufacturers' representatives, direct sales people and distributors to market its products worldwide. ZERO's standard products and accessories are sold through catalogs, advertisements, trade journals and independent distributors.

OTHER. ZERO also serves the air cargo and consumer/other markets. Air Cargo designs, manufactures and markets a broad range of specialized and general-purpose cargo containers as well as a patented telescoping baggage/cargo system. In addition, ZERO produces and markets the well-known of ZERO Halliburton(R) luggage, carrying cases and attaches for consumers worldwide, food service containers and other specialized enclosures.

ZERO's consumer products are marketed worldwide through catalogs, advertisements, telemarketing programs and trade journals, and are distributed through established independent dealers. Nonstandard or specialized products and accessories are marketed through manufacturers' representatives and direct sales people.

Financial information about ZERO's business segments, as well as activity from its foreign operations and export sales by domestic operations, is set forth in
Note 11 - "Segment Information" of Notes to Consolidated Financial Statements in Item 8 hereof and is incorporated herein by reference.

Raw Materials
-------------

The principal raw materials used by ZERO in manufacturing its products are aluminum and steel and, to a lesser extent, plastics. Such materials are purchased under competitive bids at levels sufficient to meet foreseeable production and delivery schedules from an adequate number of suppliers. Other raw materials and supplies necessary for the production of ZERO's products are purchased from a variety of suppliers. As of May 31, 1998, the Company has not experienced shortages in the supply of its raw materials. Based on market and economic conditions at that date, ZERO believes that the supply and availability of these materials will be adequate to support its level of operations projected through March 31, 1999. However, the Company can make no assurances that such materials will be available beyond that period, and any shortage of such materials could have a significant and material adverse impact on the operations of the Company.

Patents
-------

Patents, licenses, franchises and concessions are not materially important factors in ZERO's overall production process and are not material to its results of operation.

Customers
---------

During the three years ended March 31, 1998, the Company has not been dependent on any single customer or on a few customers, the loss of which would have a material adverse effect on its operations. During such period, no one customer accounted for more than 8% of the Company's net sales.

Sales and Backlog
-----------------

Generally, many of ZERO's products are sold with short lead times, therefore, backlog is not necessarily indicative as a predictor of ZERO's future sales. ZERO's backlog at March 31, 1998 and 1997 was $51,739,000 and $57,689,000,
respectively. Backlog is based on contracts which were signed as of the respective dates set forth. The backlog at March 31, 1998 is scheduled for delivery during fiscal 1999.

A majority of ZERO's sales orders are in amounts of less than $25,000 each. These orders generally are delivered 1 to 6 weeks from the time the order is booked. Larger orders and custom orders may take several weeks to a year or more depending on the delivery schedule set by the customer. Because of the large number of customers, the relatively small size of each order and the relatively short delivery cycles involved, the Company believes the risk is low of any order being canceled which would have a significant adverse effect on operations.

In fiscal years 1998 and 1997, there were no material U.S. government contracts or subcontracts that are subject to renegotiations of profits or termination at the convenience of the government.

Competition
-----------

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

The Company believes it effectively competes in both of its business segments by providing engineering expertise, innovative design, superior quality and on time delivery at competitive prices. ZERO's ability to successfully compete in the Enclosures and Accessories segment is also attributable to its broad range of standard products. Approximately 2,500 dies, capable of producing over 100,000 sizes of standard deep drawn aluminum enclosures, provide ZERO with both a cost and service advantage in a large portion of its metal case and enclosures business. In addition, ZERO offers thousands of sizes of fabricated cases and hundreds of standard configurations for system packaging. The thermal management systems, which cool or maintain the temperature in a wide range of electronics, include products such as blowers, fans, air conditioning systems and electronic control systems. Competitive strength is also derived by the Company's ability to modify standard products to satisfy a variety of applications and customer requirements.

Market Trends
-------------

Three primary trends have increased ZERO's sales activity within the rapidly growing electronics marketplace. One trend is the miniaturization of electronics products, which has increased the demand for highly specialized systems packaging and thermal management solutions. A second trend is lower priced electronic products, which has increased both unit sales and the size of markets ZERO serves. A third trend is the worldwide growth in telecommunications, which has globally expanded the opportunity to both enclose and cool products used in this industry.

ZERO's sales to the electronics industry increased to $205.8 million from $175.1 million for the years ended March 31, 1998 and 1997, respectively. This is primarily due to the strength in the telecommunications and instrumentation market. In addition to growth in these markets, acquisitions completed during fiscal 1998 and 1997 contributed to the increase in net sales to the electronics industry.

Research and Development
------------------------

While research and development activities are not a significant part of the Company's business, the Company works with its customers in providing engineered solutions to satisfy their specific requirements often resulting in the development of new products. During fiscal years 1998, 1997 and 1996, the Company spent less than 1% of net sales on research and development activities.

Environmental Matters
---------------------

ZERO has developed and implemented an environmental program to reduce or eliminate the use of hazardous material in its current operations. Through changes in production processes, capital expenditures, proper training and the use of state-of-the-art treatment and monitoring equipment, the Company believes its program is controlling the use and discharge of hazardous materials and is in substantial compliance with applicable local, state and Federal regulations. The Company is not aware of noncompliance with such laws relating to its current operations that would materially adversely affect its earnings or competitive position or would require any significant capital expenditures during fiscal years 1999 and 2000.

For further information with respect to current environmental litigation, refer to Note 10 - "Contingent Liabilities" of Notes to Consolidated Financial Statements in Item 8 hereof.

Employees
---------

As of May 31, 1998, ZERO employed approximately 2,000 persons. Employee relations are considered good. Only certain employees at the Company's Samuel Groves & Co. Limited subsidiary in the United Kingdom are represented by unions.

ITEM 2.  PROPERTIES.

As of May 31, 1998, ZERO used manufacturing plants, facilities and office buildings containing an aggregate of approximately 1,798,000 square feet of floor space. ZERO's plants and facilities are located in California (Camarillo, Chino, El Monte, Los Angeles, Oxnard, Pacoima, Rancho Dominguez and San Diego); Utah (North Salt Lake); Indiana (Monon); Massachusetts (Monson and Shirley); New Jersey (Princeton Junction and Windsor); Minnesota (Champlin); Connecticut (Hartford); Tijuana, Mexico; and Birmingham, Feltham and West Midlands, England. The plants located in Camarillo, El Monte, Oxnard, Pacoima and San Diego, California; Princeton Junction and Windsor, New Jersey; Champlin, Minnesota; Monan, Indiana; Shirley, Massachusetts; and West Midlands, England are used in the production of Enclosures and Accessories segment. The remaining plants are used by both business segments.

ZERO owns all of its plants and facilities, except for the following leased properties:


                                      SQUARE
PLANT                                 FOOTAGE         LEASE EXPIRES
-------------------------------------------------------------------------------
Camarillo, CA                          35,000         June 30, 2000*
Chino, CA                               7,000         March 31, 1999*
El Monte, CA                           72,000         May 31, 2004
Los Angeles, CA                        13,000         February 27, 2002
Oxnard, CA                             13,000         June 30, 2000
Pacoima, CA                           113,000         August 7, 1999
Rancho Dominguez, CA                  110,000         September 29, 1999


Shirley, MA                             8,000         December 22, 2006*
Windsor, NJ                            24,000         June 30, 1998*
Tijuana, Mexico                        33,000         July 31, 1998*
Birmingham, England                     4,000         July 31, 2006
Feltham, England                       18,000         October 1, 2007
West Midlands, England                 22,000         August 31, 2010
West Midlands, England                 29,000         May 22, 2010
                                      -------
         TOTAL                        501,000

* Lease contains renewal option.

ZERO's plants and facilities used in operations are generally constructed of concrete block, brick, concrete tilt-up, steel or a combination thereof. ZERO's facilities and equipment are well maintained and are believed to be adequate to support increases in its operations, assuming a comparable product mix.

ITEM 3.  LEGAL PROCEEDINGS.

For information concerning legal proceedings, see Note 10 - "Contingent Liabilities" of Notes to Consolidated Financial Statements in Item 8 hereof, which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Registrant submitted no matters to a vote of its security holders during the fiscal quarter ended March 31, 1998.



                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

Information regarding the Company's executive officers as of June 1, 1998 is as follows:

                                                                                 EXECUTIVE
NAME                    AGE  POSITION                                          OFFICER SINCE
-------------------------------------------------------------------------------------------------------------------
Howard W. Hill          71   Chairman of the Board                             1960
John B. Gilbert         77   Chairman Emeritus and Director                    1952
Wilford D. Godbold Jr.  60   President, Chief Executive Officer and Director   1982
Anita J. Cutchall       59   Vice President - Legal and Corporate Secretary    1992
George A. Daniels       60   Vice President and Chief Financial Officer        1987
James F. Hermanson      61   Vice President                                    1984
Michael D. LeRoy        50   Vice President of Corporate Development           1995
John G. Mogler          58   Vice President                                    1996

None of the directors or executive officers are related to one another. All executive officers except Mr. LeRoy have served in their current capacities or in other managerial positions with the Company for a minimum of five years. Mr. LeRoy has held his current position with the Company since January 1995, prior to which he was Chief Operating Officer of Biner Ellison Packaging Systems, Inc., a manufacturing company, from 1990 through 1994.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is traded on the New York Stock Exchange, Inc. and the Pacific Exchange, Inc. under the ticker symbol ZRO.

                                 Trading Range           Dividends
Quarter Ended                 High           Low           Paid
------------------------------------------------------------------
1998
March 31, 1998                $29.88        $25.00            $.03
December 31, 1997              32.06         24.63             .03
September 30, 1997             29.19         24.63             .03
June 30, 1997                  26.50         17.75             .03
1997
March 31, 1997                $23.75        $18.75            $.03
December 31, 1996              20.88         17.13             .03
September 30, 1996             22.13         17.88             .03
June 30, 1996                  22.88         16.63             .03

On May 19, 1998 the Company had 4,883 stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

(Dollars in thousands, except per share data)

Year Ended March 31,      1998        1997        1996        1995        1994
-------------------------------------------------------------------------------
Net Sales             $258,745    $225,442    $206,247    $179,694    $171,821
Net Income              24,380 *    15,888      16,950      14,825      12,851
Working Capital         87,551      70,341      58,174      73,531      66,980
Total Assets           216,998     185,956     165,838     171,524     158,734
Stockholders' Equity   126,065     101,253      84,831     145,594     136,477
Long-Term Debt          50,555      51,503      51,525           -           -
Return on Average
  Stockholders' Equity    21.5%*      17.1%       14.7%       10.5%       9.7%
Current Ratio            4.1:1       4.3:1       3.9:1       4.8:1       5.0:1
Per Share Data:
  Basic EPS           $   1.98 *  $   1.30    $   1.08     $   0.93   $   0.81
  Diluted EPS             1.93 *      1.28        1.07         0.93       0.81
  Dividends Paid          0.12        0.12        0.44         0.41       0.40

* Includes Special Items set forth in Note 12 of Notes to Consolidated Financial Statements in Item 8 hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RECENT DEVELOPMENTS

On April 6, 1998, the Company entered into a definitive merger agreement with Applied Power Inc. ("API") pursuant to which the Company would become a wholly owned subsidiary of API (the "Merger"). Stockholders of the Company would receive 0.85 share of API for each share of the Company's stock. Approved by the boards of directors of both companies, consummation of the Merger is subject to approval by the stockholders of both companies and satisfaction of certain other conditions. The Merger would be accounted for as a pooling of interests, is structured to be tax free to ZERO stockholders and is expected to be completed in July 1998. See Note 13 of Notes to Consolidated Financial Statements in Item 8 hereof.

RESULTS OF OPERATIONS

Overview
--------

Net sales in fiscal 1998 were $258.7 million, an increase of 14.8% over fiscal 1997. This compares to sales growth of 9.3% in 1997 when compared to 1996. The increases in both years were primarily attributable to volume growth in the Enclosures and Accessories segment and to acquisitions, net of a disposition.

Gross profit margin in 1998 increased to 33.8% as compared with 33.0% in 1997 primarily due to increased sale volume and a more favorable product mix. Gross profit margin decreased in 1997 from 34.2% in 1996, primarily due to losses at two European operations and a shift in product mix.

Selling and administrative expenses as a percent of net sales was 19.7%, 20.2% and 21.3%, for fiscal years 1998, 1997 and 1996, respectively. Decreases in each year were primarily due to sales volume increases.

Results of Operations by Segment
--------------------------------

ENCLOSURES AND ACCESSORIES. Net sales in the Enclosures and Accessories segment for fiscal 1998 were $205.8 million, an increase of $30.7 million or 17.5% over fiscal 1997. This compares to sales growth of $22.7 million or 14.9% in fiscal 1997 as compared with fiscal 1996. The increase in fiscal 1998 was primarily attributable to higher sales applicable to the telecommunications/instrumentation market and the incremental effect of approximately $6 million in sales from acquisitions. The increase in fiscal 1997 was primarily the result of approximately $17 million in sales from acquisitions, together with increased volume in the telecommunications/instrumentation and data processing markets.

Gross profit margin increased to 35.1% in fiscal 1998 from 34.7% in fiscal 1997 primarily due to increased sales volume and improved product mix. Gross profit margin decreased in fiscal 1997 from 37.3% in 1996 primarily due to operating inefficiencies on decreased sales at a European operation and shift in product mix.

Selling and administrative expenses as a percent of sales was 16.5% in 1998, 16.8% in 1997 and 17.2% in 1996. The decreases in each year were primarily due to increased sales volume.

OTHER. Net sales for fiscal 1998 were $52.9 million, an increase of $2.6 million or 5.1% over fiscal 1997. This compares to a decrease in sales of $3.5 million or 6.6% in fiscal 1997 as compared with fiscal 1996. The increase in fiscal 1998 was primarily attributable to higher sales in the air cargo market. The decrease in fiscal 1997 was primarily due to the sale of Anvil Cases, Inc. in April 1996, which had an effect of approximately $7.2 million in net sales, partially offset by increased volume in consumer and other markets.

Gross profit margin increased to 28.5% in fiscal 1998 from 26.9% in fiscal 1997 due to increased sales volume and cost-containment efforts. Despite the loss at a European operation, gross profit margin increased in fiscal 1997 from 25.5% in 1996 due to a shift in product mix primarily from the sale of Anvil Cases, Inc.

Selling and administrative expenses as a percent of sales was 18.2% in fiscal 1998, 18.5% in fiscal 1997 and 21.0% in 1996. The decrease in 1998 was primarily due to increased sales volume. The improvement in 1997 over 1996 was primarily attributable to acquisition costs incurred in fiscal 1996, together with the sale of Anvil Cases, Inc.

Effects of Inflation
--------------------

Price increases by ZERO did not contribute significantly to increases in the Company's net sales during the last three years. The impact of rising costs of labor, material and supplies, and equipment was mitigated, in part, by changes in product design, overall manufacturing and purchasing efficiencies, and effective management and control of operating expenses.

Special Items
-------------

The Company recognized a non-taxable gain of $1.7 million in the second quarter of fiscal 1998 from insurance proceeds on the life of its former Vice President of Marketing and Sales. In March 1998, the Company completed the sale of its facility in Burbank, California. The sale price consisted of cash of $8.7 million and a receivable of $4 million, resulting in a pre-tax gain of $9.8 million.

During the fourth quarter of fiscal 1998, the Company completed its evaluation of a European subsidiary and approved a plan for its disposition. Based upon the Company's evaluation of the subsidiary held for sale, a pre-tax $4.5 million nonrecurring charge was recorded in fiscal 1998.

Stock Repurchases
-----------------

In a Dutch Auction Tender Offer during fiscal 1996, the Company repurchased approximately 25% of its outstanding shares, funded by the issuance of long term promissory notes aggregating $50 million, together with approximately $22 million of cash on hand and cash derived from the sale of short-term investments. As a result, net income for fiscal 1997 was reduced by approximately $2.8 million due to the interest expense on the $50 million notes together with the foregone investment income on the $22 million cash used.

In November 1996, the Board of Directors authorized the repurchase of up to an additional 400,000 shares, as well as shares of "odd lot" stockholders.
During fiscal 1998 and 1997, total shares repurchased were insignificant.

Acquisitions and Divestiture
----------------------------

The Company acquired one company in fiscal 1998 and two companies during fiscal 1997, all of which complement existing operations. These acquisitions were accounted for using the purchase method of accounting. The operating results of the entities acquired, which were not material, were included in the consolidated financial statements from their respective acquisition dates. The Company also completed the sale of Anvil Cases, Inc. in fiscal 1997. The gain on the sale of Anvil Cases, Inc. was not material.

Liquidity and Capital Resources
-------------------------------

The Company's source of liquidity is a combination of cash and cash equivalents, short-term investments and cash provided by operations, together with an unused $50 million shelf facility available to finance acquisitions.

At March 31, 1998, the Company's cash and cash equivalents and short-term investments increased to $41 million from $16.2 million at March 31, 1997, primarily due to cash provided by operating activities which amounted to $36.7 million in 1998 plus $8.7 million proceeds from sale of assets, partially offset by cash used for capital expenditures, acquisitions and dividend payments.

At March 31, 1997, the Company's cash and cash equivalents and short-term investments increased to $16.2 million from $8 million at March 31, 1996, primarily due to cash provided by operating activities which amounted to $19.2 million in 1997, partially offset by cash used for capital expenditures, acquisitions and dividend payments. Cash dividends paid during fiscal 1997 decreased $5.6 million as compared with fiscal 1996 due to the reduction in the annual cash dividend rate from $.44 per share to $.12 per share, which was effective in April 1996, and the reduction in outstanding shares as a result of the stock repurchases.

During fiscal 1996, the Company used approximately $22 million of cash (in addition to the $50 million notes) to repurchase its common shares as described above. Cash provided by operating activities in fiscal 1996 amounted to $17.3 million, which was used for property additions, the acquisition of three companies and payment of dividends.

During fiscal 1998, capital expenditures totaled $14.6 million, as compared with $10.8 million in fiscal 1997. The increase in capital expenditures is primarily due to the new 135,000 square foot thermal management facility near Princeton, New Jersey, a 70,000 square foot addition to another thermal management facility near Minneapolis, Minnesota, as well as acquiring equipment for certain existing businesses. Both thermal management facilities will be completed in fiscal 1999. Currently, management is negotiating for land to construct a new 170,000 square foot electronics cabinet facility in Valencia, California. Capital expenditures during fiscal 1999 are expected to be approximately $18.7 million.

Management believes cash from operations, together with the Company's cash and cash equivalents and short-term investments and a $50 million shelf facility available to finance acquisitions, will provide sufficient funds to finance current and forecasted operations, including potential smaller acquisitions, for the next 12-month period. For larger acquisitions, management believes the balance sheet will sustain additional borrowing. The Company will continue to invest its cash reserves in liquid, lower-risk investments.

If the proposed Merger is consummated, the Company will have additional financial commitments, including funding rabbi trusts with respect to ZERO's deferred compensation plans and joint life insurance plans and any requirements as a wholly owned subsidiary of API.

Contingencies
-------------

The Company was notified by certain governmental agencies that it is, or may be, potentially responsible for costs associated with the investigation and remediation of five sites where soil and/or groundwater contamination is alleged. The Company is working with the governmental agencies to resolve these matters. The Company has provided reserves to cover those costs that can be reasonably estimated at this time.

ZERO has developed and implemented an environmental program to reduce or eliminate the use of hazardous material in its current operations. Through changes in production processes, capital expenditures, proper training and the use of state-of-the-art treatment and monitoring equipment, the Company believes its program is controlling the use and discharge of hazardous materials and that it is in substantial compliance with applicable local, state and Federal regulations. The Company is not aware of noncompliance with such laws relating to its current operations that would materially adversely affect its earnings or competitive position or would require any significant capital expenditures during fiscal years 1999 and 2000. Refer to Note 10 of Notes to Consolidated Financial Statements in Item 8 hereof for further discussion of environmental and other contingencies.

New Accounting Standards
------------------------

During the third quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement requires the disclosure of basic and diluted earnings per share. All prior period earnings per share data reported herein have been restated in accordance with SFAS No. 128.

In June 1997, Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." Both statements are effective for fiscal years beginning after December 15, 1997. The Company is assessing the required disclosures and will adopt these statements in fiscal 1999.

Year 2000
---------

The Company is taking action to assure that its computer systems are capable of processing periods for the year 2000 and beyond. The Company is utilizing both internal and external resources to reprogram or replace and test software and hardware for Year 2000 modifications. In addition, the Company is communicating with its significant suppliers and customers to coordinate the Year 2000 conversion. Based on current assessments, the Company expects to be Year 2000 compliant by the end of fiscal 1999 and the costs associated with this are not expected to have a material impact on the financial results or financial condition of the Company.

Safe Harbor Statement
---------------------

STATEMENTS THAT ARE NOT HISTORICAL FACTS, INCLUDING WITHOUT LIMITATION, STATEMENTS ABOUT OUR CONFIDENCE, STRATEGIES, EXPECTATIONS AND BELIEFS, TECHNOLOGIES AND OPPORTUNITIES, INDUSTRY AND MARKET SEGMENT GROWTH, DEMAND AND ACCEPTANCE OF NEW AND EXISTING PRODUCTS, AND RETURN ON INVESTMENTS IN PRODUCTS AND MARKETS, ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING WITHOUT LIMITATION, THE EFFECT OF GENERAL ECONOMIC AND MARKET CONDITIONS, CUSTOMER REQUIREMENT FOR OUR PRODUCTS, THE CONTINUING STRENGTH OF THE ELECTRONICS MARKETS, COMPETITOR PRICING, MAINTENANCE OF OUR CURRENT MOMENTUM, FOREIGN CURRENCY RISK AND OTHER FACTORS.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Index to and the Consolidated Financial Statements and Financial Statement Schedule beginning on page 20 are incorporated herein by reference. The Selected Quarterly Financial Data (Unaudited) schedule for fiscal years 1998 and 1997 is on page 36 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding the Company's directors as of June 1, 1998 is as follows:

                                                                                            TERM
                                                                                             TO      DIRECTOR
NAME                     AGE  POSITION/PRINCIPAL OCCUPATION                                EXPIRE      SINCE
------------------------------------------------------------------------------------------------------------------------------
Howard W. Hill           71   Director, Chairman of the Board                               2000        1960
John B. Gilbert          77   Director, Chairman Emeritus; Chairman,                        2000        1952
                                TOLD Corporation (land development).
Wilford D. Godbold Jr.   60   Director, President and Chief Executive Officer.              2000        1982
                                Mr. Godbold also serves as director of Pacific
                                Enterprises, K2  Inc. and the Southern California
                                Gas Company.
Bruce J. DeBever         62   Director; Consultant.  Mr. DeBever also serves as a           1998        1992
                                director of Hydrel.
Whitney A. McFarlin      57   Director; Chairman, President and Chief Executive             1998        1988
                                Officer, Angeion Corporation (medical device
                                company).
Gary M. Cusumano         54   Director; Director and President, The Newhall Land            1999        1994
                                and Farming Company (real estate and agriculture).
                                Mr. Cusumano also serves as a director of Watkins
                                Johnson Company.

Each of the directors listed above has held the same position or another executive position with the same employer during the past five years except for Messrs. DeBever and McFarlin. Mr. DeBever was President of Hydrel (architectural lighting) from January 1997 through February 1998, prior to which he was President of Little Tikes Commercial Play Systems (Omni), Inc. (commercial play equipment), since August 1995. Mr. McFarlin has held his current position at Angeion since September 1993, prior to which he was President and Chief Executive Officer of Clarus Medical Systems (formerly Medilase, Inc., medical delivery systems) since July 1990.

Information concerning the Company's executive officers is included under the caption "Executive Officers of the Registrant" following Part I, Item 4 of this report.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the
Company's directors, certain officers and persons who beneficially own 10% or more of the Company's Common Stock to file initial reports of ownership and reports of changes of ownership of the Common Stock of the Company with the Securities and Exchange Commission and the New York Stock Exchange, Inc.
Copies of these reports are required to be furnished to the Company. Based solely on its review of the reports furnished to the Company or written representations that no other reports were required, the Company believes that all of such filing requirements were satisfied with respect to fiscal 1998, except that Diane N. Kajikami, Controller and Chief Accounting Officer, filed a late report for an exercise of an employee stock option. This option exercise was subsequently reported.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table shows the compensation of the Company's Chief Executive Officer and other named executive officers during the fiscal years indicated.

                                                                                                    LONG-TERM
                                                               ANNUAL COMPENSATION                 COMPENSATION
                                                   --------------------------------------------------------------
                                                                                                  STOCK OPTIONS      ALL OTHER
NAME AND PRINCIPAL POSITION                    YEAR        SALARY             BONUS/1/            (IN SHARES)   COMPENSATION/2/
------------------------------------------------------------------------------------------------------------------------------------
Wilford D. Godbold, Jr.                        1998         $380,000           $465,711               14,000          $137,711
    President, Chief Executive                 1997         $365,000           $337,561               18,500          $128,808
    Officer and Director                       1996         $350,000           $367,696               22,000          $104,573

George A. Daniels                              1998         $213,500           $209,325                7,000          $ 51,382
    Vice President and                         1997         $205,500           $152,041                9,100          $ 46,721
    Chief Financial Officer                    1996         $197,500           $165,988               11,000          $ 38,103

James F. Hermanson                             1998         $213,500           $209,325                7,000          $ 59,458
    Vice President                             1997         $205,500           $152,041                9,100          $ 56,327
                                               1996         $197,500           $165,988               11,000          $ 47,119

Michael D. LeRoy                               1998         $213,500           $209,325                7,000          $ 30,680
   Vice President of Corporate                 1997         $205,500           $152,041                9,100          $ 30,416
    Development                                1996         $197,500           $165,988               11,000          $  1,317

John Mogler/3/                                 1998         $194,923           $179,489                7,000          $ 51,605
   Vice President                              1997         $164,653           $131,833                8,000          $ 40,626

----------------------------
/1/ Includes bonus payments earned and accrued in the fiscal year listed but paid during the following fiscal year.

/2/ Consists of Company contributions to the ZERO Corporation Retirement Savings Plan (the "Pension Plan"), interest accruals on deferred compensation above 120% of the applicable Federal rate, the dollar value of insurance premiums paid with respect to life insurance plans, and restoration plans. Such contributions, interest accruals, insurance premiums and restoration amounts for fiscal 1998 were:


                    CONTRIBUTIONS TO     INTEREST     INSURANCE      RESTORATION
                      PENSION PLAN       ACCRUALS      PREMIUMS        AMOUNTS
                  --------------------------------------------------------------

Wilford D. Godbold, Jr. $12,820          $66,271       $13,135         $45,485
George A. Daniels       $12,689          $16,097       $ 5,792         $16,804
James F. Hermanson      $12,689          $18,682       $11,283         $16,804
Michael D. LeRoy        $12,694          $ 1,182             -         $16,804
John G. Mogler          $12,834          $14,203       $ 9,310         $15,258

/3/ Mr. Mogler became an executive officer of the Company during fiscal year
1997.

COMPENSATION OF DIRECTORS

Nonemployee directors receive a fee of $4,000 per quarter plus $1,000 for each board of directors meeting attended. No additional fees are paid for attendance at committee meetings. Under the Company's 1994 Stock Option Plan, at the organizational meeting of the board of directors immediately following each annual meeting of stockholders, each nonemployee director is automatically granted a non-qualified option to purchase 2,000 shares of Common Stock. Options are granted at prices not less than the fair market value of the Common Stock on the date of grant.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

On April 6, 1998, the Company entered into a definitive merger agreement with Applied Power Inc. ("API") (the "Merger Agreement") pursuant to which the Company would become a wholly owned subsidiary of API (the "Merger"). Approved by the boards of directors of both companies, the consummation of the Merger is subject to stockholder approval and certain other conditions. Subject to the terms and conditions of the Merger Agreement, each share of ZERO Common Stock outstanding immediately prior to the effective time of the Merger will be converted into 0.85 of a share of API common stock. Cash will be paid in lieu of any fractional share of API common stock. The Merger would be accounted for as a pooling of interests, is structured to be tax free to ZERO stockholders and is expected to be completed in July 1998.

With regard to the Merger, certain directors and executive officers of the Company have certain interests in the consummation of the Merger other than solely as holders of ZERO Common Stock. Generally, (i) ZERO will, prior to the Merger, enter into one-year employment agreements with its executive officers and certain other executives, (ii) prior to the "change in control" that will occur as a result of the Merger, rabbi trusts will be funded with respect to ZERO's Executive Deferred Compensation Plan, Directors' Deferred Compensation Plan and Joint Life Insurance Plans, and (iii) at the effective time of the Merger, each outstanding option to purchase shares of ZERO Common Stock, including the options held by directors and executive officers, will be assumed by API and converted into an option to purchase shares of API common stock on terms adjusted to reflect the exchange ratio. In addition, in the case of options held by nonemployee directors of ZERO (who will cease to be directors of ZERO at that time as provided in the Merger Agreement) each option which is not fully vested will become fully vested at the effective time of the Merger. Nonvested options held by executive officers of ZERO will become fully vested if the executive officer's employment with ZERO is terminated without cause (as defined) within one year after the effective time of the Merger. Also, ZERO directors and officers will continue to have the benefit of indemnification, as well as directors' and officers' insurance protection, for six years after the effective time of the Merger.

Under the Merger Agreement, ZERO has the obligation to retain the services of its present officers and key employees. ZERO will, therefore, immediately prior to the Merger, enter into employment agreements for one-year terms with certain of its executives. The agreements will contain the same terms and conditions except for specified base salary, position, reporting assignments and participation in the Joint Life Insurance Plans. The executive officers of ZERO who will enter into employment agreements, and their respective positions, and current base salaries are as follows: Wilford D. Godbold, Jr., President and Chief Executive Officer, $400,000; James F. Hermanson, Vice President - Operations, $224,000; George A. Daniels, Vice President and Chief Financial Officer, $224,000; Michael D. LeRoy, Vice President of Corporate Development, $220,000; John G. Mogler, Vice President, $215,000; and Anita J. Cutchall,
Vice President - Legal and Corporate Secretary, $120,500. Employment agreements for terms of one year will also be entered into with ZERO's divisions presidents and general managers.

Each employment agreement provides that the executive will participate in the ZERO benefit plans and programs including those providing for annual bonus, long-term incentives, retirement benefits, employment benefits and perquisites. If an executive's employment terminates prior to the end of the term of the agreement by reason of retirement after age 55, death, disability, voluntary termination, or termination by ZERO for cause, the executive will receive salary through the date of termination, vested benefits and a prorated cash bonus for the year. If the executive's employment is terminated by ZERO without cause, or by the executive for good reason, as defined in the agreement, he or she will receive salary and benefits through the duration of the one-year term and a cash bonus award equal to awards received in the 12 months preceding the effective date of the agreement prorated for the original employment term, all benefits and perquisites and all unvested options held by such employee will become vested. Disputes under the agreement can be resolved by litigation or arbitration at the election of the executive.

In the Merger Agreement, after the effective time of Merger, API has agreed to cooperate in taking any actions with respect to those employees of the ZERO companies with written employment agreements so as to avoid any payments due pursuant to such agreements becoming "excess parachute payments" within the meaning of Section 280G of the Internal Revenue Code, provided that such cooperation shall not include any increase in the obligation of any of the API companies or any of the ZERO companies pursuant to such employment agreement or otherwise.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee setting compensation for fiscal year 1998 consisted of Messrs. John B. Gilbert, Bruce J. DeBever, Gary M. Cusumano, Howard W. Hill and Whitney A. McFarlin. Mr. Gilbert is Chairman Emeritus of the Board of Directors and Chairman of the Compensation Committee, and was formerly President and Chief Executive Officer of the Company, and Chairman of the Board. Mr. Hill is Chairman of the Board of Directors, and was formerly President and Chief Executive Officer of the Company, and Vice Chairman of the Board.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table shows individual grants of stock options made during fiscal year 1998 to each of the Company's named executive officers:



                                           INDIVIDUAL GRANTS
-------------------------------------------------------------------------------------------------------------------------------
                               NUMBER OF        PERCENT OF TOTAL
                              SECURITIES          OPTIONS/SARS
                              UNDERLYING            GRANTED TO        EXERCISE OR
                             OPTIONS/SARS          EMPLOYEES IN       BASE PRICE                              GRANT DATE
          NAME                 GRANTED/1/          FISCAL YEAR         ($/SHARE)        EXPIRATION DATE     PRESENT VALUE/2/
-------------------------------------------------------------------------------------------------------------------------------
Wilford D. Godbold, Jr.         14,000                 8.7%             $27.0625           10/21/2004           $119,140
George A. Daniels                7,000                 4.3%             $27.0625           10/21/2004           $ 59,570
James F. Hermanson               7,000                 4.3%             $27.0625           10/21/2004           $ 59,570
Michael D. LeRoy                 7,000                 4.3%             $27.0625           10/21/2004           $ 59,570
John G. Mogler                   7,000                 4.3%             $27.0625           10/21/2004           $ 59,570







---------------------------
/1/ The option price of each option granted under the 1994 Stock Option Plan is not less than the fair market value of the Common Stock on the date of grant. Options are generally granted for terms of seven years and generally exercisable in annual installments of one-third of the total grant commencing one year from the date of grant, on a cumulative basis. Generally, options granted to employees under the 1994 Stock Option Plan remain outstanding and are exercisable only so long as the person to whom they were granted remains employed by the Company, subject to certain exceptions in the case of retirement, total and permanent disability or death of a participant holding unexercised options on the date of such event and to certain provisions discussed above relating to changes in control of the Company. Options granted generally are intended to meet the definition of an "incentive stock option" as that term is defined in Section 422A of the Internal Revenue Code of 1986 or are nonqualified options. Such options may be granted with provisions that they may be exercised for a period of up to ten years from the date of grant, may provide for stock appreciation rights and may give the option holder the right to deliver shares of the Company's Common Stock already owned as consideration for the option price. All of the above options were granted on October 22, 1997 do not provide for stock appreciation rights and do provide for payment of the option price by delivery of already-owned shares. Such options will be assumed by API and converted into an option to purchase shares of API common stock if outstanding at the effective time of the Merger. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" above.

/2/ The Present Value is based on the modified Black-Scholes option pricing model adapted for use in valuing executive stock options. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model. Assumptions under the Black-Scholes model are: expected volatility of 22.9%; risk-free rate of return of 6%; dividend yield of .44%; and time of exercise at seven years. No adjustments have been made for non-transferability or risk of forfeiture.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

The following table shows the exercise of stock options during fiscal year 1998 by each of the Company's named executive officers and the value of unexercised options as of March 31, 1998:

                                                                              NUMBER OF SECURITIES
                                                                              UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                                             OPTIONS/SARS AT FISCAL       IN-THE-MONEY OPTIONS/SARS
                                  SHARES                                            YEAR END                 AT FISCAL YEAR END/2/
                                ACQUIRED ON          VALUE REALIZED/1/    ----------------------------------------------------------
NAME                             EXERCISE                                 EXERCISABLE/UNEXERCISEABLE      EXERCISABLE/UNEXERCISEABLE
------------------------------------------------------------------------------------------------------------------------------------

Wilford D. Godbold, Jr.            29,770              $464,340                   60,063/33,667               $893,142/$220,506
George A. Daniels                   2,571              $ 40,416                   33,867/16,733               $473,027/$109,361
James F. Hermanson                 17,500              $238,594                   22,867/16,733               $313,527/$109,361
Michael D. LeRoy                        -                     -                   27,701/14,399               $356,611/$106,589
John G. Mogler                      8,000              $116,000                   20,667/14,433               $284,232/$ 82,680


_____________________________
/1/ Represents the difference between the market value on the date of exercise of the option and the exercise price.

/2/ Represents the difference between $28.25, which was the closing market price of the Company's Common Stock on The New York Stock Exchange Composite Index on March 31, 1998, minus the exercise price of the option.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Voting Securities and Certain Stockholders

The following table shows the total number of shares of Common Stock beneficially owned by directors and the named executive officers, and all directors and executive officers as a group, at the close of business on May 29, 1998, when there were 12,440,752 shares of Common Stock outstanding. The table also shows the name, address, number and percentage of shares held as of May 29, 1998 by each person or entity known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock. Unless otherwise noted, the specified persons have sole voting power and/or dispositive power over the shares shown as beneficially owned.



                                                          AMOUNT AND
                                                          NATURE OF      PERCENT
TITLE             NAME OF BENEFICIAL                      BENEFICIAL     OF
OF CLASS          OWNER                                   OWNERSHIP(l)   CLASS
-------------------------------------------------------------------------------
Common Stock      Gary M. Cusumano(2)                      5,000           (6)
                  Bruce J. DeBever(2)                      6,000           (6)
                  John B. Gilbert(2)                      20,133           (6)
                  Wilford D. Godbold, Jr.(2)(3)          190,326          1.5%
                  Howard W. Hill(2)(3)                    46,000           (6)
                  Whitney A. McFarlin(2)                   9,875           (6)
                  George A. Daniels(3)                    55,551           (6)
                  James F. Hermanson(3)                   38,735           (6)
                  Michael D. LeRoy(3)                     25,926           (6)
                  John G. Mogler(3)                       35,926           (6)
                  Directors and executive
                  officers as a group                    443,361          3.6%
                  (11 persons)
                  Palisade Capital Management,
                  L.L.C.(4)                              626,900          5.0%
                  Societe Generale Asset
                  Management Corp.(5)                  1,306,700         10.5%

(1) Includes shares issuable upon exercise of employee stock options that are exercisable prior to May 29, 1998 or within 60 days thereafter. Such option shares total 4,500 shares for Gary M. Cusumano, 5,000 shares for Bruce J. DeBever, 5,000 shares for John B. Gilbert, 54,522 shares for Wilford D. Godbold, Jr., 5,000 shares for Howard W. Hill, 5,000 shares for Whitney A. McFarlin, 33,867 shares for George A. Daniels, 10,207 shares for James F. Hermanson, 25,367 shares for Michael D. LeRoy, 20,667 for
     John G. Mogler and 173,330 for all directors and executive officers as a group.
(2)  Director.
(3)  Executive officer.
(4) Information based solely on Schedule 13G filed February 10, 1998, by Palisade Capital Management, L.L.C., a registered investment adviser, which reports that it has sole voting and dispositive power as to such shares. The principal business office of Palisade Capital Management, L.L.C. is One Bridge Plaza, Suite 695, Fort Lee, New Jersey, 07024.
(5) Information based solely on Amendment No. 2 to Schedule 13G filed January 28, 1998, by Societe Generale Asset Management Corp., a registered investment adviser, which reports that it has shared voting and dispositive power as to such shares with its investment advisory clients, including SoGen International Fund, Inc., which owns 9.49% of the Common Stock reported. The principal business office of Societe Generale Asset Management Corp. is 1221 Avenue of the Americas, New York, New York
     10020.
(6)  Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1). Financial Statements.

See "Index to Consolidated Financial Statements and Financial Statement Schedules" on page 20, the Independent Auditors' Report on page 21 and the Consolidated Financial Statements on pages 22 to 36, all of which are incorporated herein by reference.

(a)(2). Financial Statement Schedule.

See "Index to Consolidated Financial Statements and Financial Statement Schedules" on page 20, and the Financial Statement Schedule on page 37, both of which are incorporated herein by reference.

(a)(3). Exhibits.

The following exhibits are part of this Form 10-K and are either incorporated by reference to the prior filings indicated below or are filed herewith under
Item 14(c):

2.1 Agreement and Plan of Merger, dated as of April 6, 1998, by and among Applied Power Inc., ZERO Corporation and STB Acquisition Corporation filed as Exhibit 2 to the Company's Form 8-K dated as of April 8, 1998.

3.1 The Restated Certificate of Incorporation filed as Exhibit 3-(3)(a) of the Company's Form 8-B filed on September 7, 1988, and Certificate of Amendment of Restated Certificate of Incorporation dated October 23, 1990.

3.2  Bylaws of ZERO Corporation, as amended on July 22, 1992 and April 22, 1994.

4.1a Form of Private Shelf Agreement (the "Private Shelf Agreement") by and among the Company, the Subsidiary, The Prudential Insurance Company of America, and each Prudential Affiliate (as defined in the Private Shelf Agreement) which becomes bound by certain provisions of the Private Shelf Agreement, dated as of January 31, 1996, filed as Exhibit (b) to the Company's Schedule 13E-4 filed on February 1, 1996.

4.1b   Amendment to Private Shelf Agreement dated November 11, 1996.

4.1c Second Amendment/Consent Under Private Shelf Agreement dated February 10, 1998.

4.2 Specimen form of certificate of common stock $0.01 par value per share filed as Exhibit 3-(4) of the Company's Form 8-B filed on September 7, 1988.

10.1* ZERO Corporation Management Bonus Plan adopted by the Board of Directors on April 22, 1994 filed as Exhibit 10.5 to the Company's Form 10-K for the year ended March 31, 1994.

10.2* ZERO Corporation 1988 Stock Option Plan, as amended, filed on Form S-8 Registration Statements (File Nos. 33-44143 and 33-27929), Amendment No. 1 thereto effective July 24, 1996, and Amendment No. 2 thereto effective October 22, 1997.

10.3* ZERO Corporation 1994 Stock Option Plan, as amended, filed on Form S-8 Registration Statements (File Nos. 33-56175 and 333-38423), as amended by Amendment No. 1, effective as of July 24, 1996, and as amended by Amendment No. 3 thereto effective October 22, 1997.

10.4* ZERO Corporation Pension Restoration Plan adopted by the Board of Directors on January 19, 1994.

10.7* Directors' Deferred Compensation Plan as adopted October 20, 1993 and as amended effective as of January 1, 1996, filed as Exhibit 10.7 to the Company's Form 10-K for the year ended March 31, 1997.

10.8* Executive Deferred Compensation Plan as adopted October 20, 1993 and as amended effective as of January 1, 1996, filed as Exhibit 10.8 to the Company's Form 10-K for the year ended March 31, 1997.

10.9* ZERO Corporation Joint Life Insurance Plan and Agreement dated March 31, 1989, as amended effective April 1, 1994 and as further amended on October 22, 1997 and January 19, 1998.

10.10* ZERO Corporation Joint Life Insurance Plan and Agreement dated April 1,
       1994, as amended effective October 22, 1997 and January 19, 1998.

10.11* ZERO Corporation Master Trust Agreement for Joint Life Insurance Plans filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended December 31, 1997.

10.12* ZERO Corporation Master Trust Agreement for Deferred Compensation Plans filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended December 31, 1997.

10.13* Form of Employment Agreement filed as Exhibit 10.3 to the Company's Form
       10-Q for the quarter ended December 31, 1997, proposed to be entered into with the executive officers referred to under the heading "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" on page 13 hereof.

* Management contract or executive compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

21     Listing of the Company's subsidiaries as of March 31, 1998.

23     Independent Auditors' Consent.

27     Financial Data Schedule.

(b).  REPORTS ON FORM 8-K.

Reports on Form 8-K during the quarter ended March 31, 1998:

February 17, 1998   The Company's current report on Form 8-K announced an
                    agreement to extend the escrow period for the sale of its property located in Burbank, California.

March 26, 1998      The Company's current report on Form 8-K announced that it completed the sale of the Burbank property.

(c).  EXHIBITS.

See listing of exhibits filed herewith on page 39 of this report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


Consolidated Financial Statements                              Page No.
---------------------------------                              --------

 Independent Auditors' Report                                   21

 Statements of Consolidated Income
     --Years Ended March 31, 1998, 1997 and 1996                22

 Consolidated Balance Sheets--March 31, 1998 and 1997           23 - 24

 Statements of Consolidated Stockholders' Equity
     --Years Ended March 31, 1998, 1997 and 1996                25

 Statements of Consolidated Cash Flows
     --Years Ended March 31, 1998, 1997 and 1996                26

 Notes to Consolidated Financial Statements                     27 - 36

Financial Statement Schedule
--------------------------------------------------------

 Schedule II - Valuation and Qualifying Accounts
     --Years Ended March 31, 1998, 1997 and 1996                37

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Stockholders of ZERO Corporation:

We have audited the accompanying consolidated balance sheets of ZERO Corporation and its subsidiaries as of March 31, 1998 and 1997, and the related statements of consolidated income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule of the Company listed in Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ZERO Corporation and its subsidiaries at March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31,1998 in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
Los Angeles, California
May 11, 1998


STATEMENTS OF CONSOLIDATED INCOME

Years Ended March 31,                                   1998                     1997                     1996
-------------------------------------------------------------------------------------------------------------------
Net Sales                                            $258,745,000             $225,442,000             $206,247,000
Cost of Sales                                         171,386,000              151,131,000              135,708,000
-------------------------------------------------------------------------------------------------------------------
      Gross Profit                                     87,359,000               74,311,000               70,539,000
Selling and Administrative Expenses                    50,925,000               45,522,000               43,933,000
Special Items                                           7,024,000                        -                        -
Other Income                                            1,236,000                1,847,000                1,077,000
Interest Income                                           953,000                  515,000                1,727,000
Interest Expense                                        4,747,000                4,670,000                1,163,000
-------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                             40,900,000               26,481,000               28,247,000
Income Taxes                                           16,520,000               10,593,000               11,297,000
-------------------------------------------------------------------------------------------------------------------
Net Income                                           $ 24,380,000             $ 15,888,000             $ 16,950,000
-------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Share                             $       1.98             $       1.30             $       1.08

Diluted Earnings Per Share                           $       1.93             $       1.28             $       1.07
--------------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.


CONSOLIDATED BALANCE SHEETS

March 31,                                                                        1998              1997
-------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
        Cash and cash equivalents                                        $ 30,979,000      $ 16,201,000
        Short-term investments                                              9,990,000                 -
        Receivables (less allowances for doubtful accounts of
             $818,000 in 1998 and $607,000 in 1997)                        35,002,000        35,966,000
        Inventories
               Raw materials and supplies                                  18,967,000        21,504,000
               Work in process                                              7,673,000         7,821,000
               Finished goods                                               4,769,000         5,685,000
        Other (including deferred tax assets of $2,608,000 in 1998
             and $1,864,000 in 1997)                                        8,365,000         4,172,000
-------------------------------------------------------------------------------------------------------
        Total Current Assets                                              115,745,000        91,349,000
-------------------------------------------------------------------------------------------------------

Property, Plant and Equipment, Net                                         49,005,000        44,375,000
Goodwill (less accumulated amortization of $13,245,000 in 1998
  and $11,844,000 in 1997)                                                 36,505,000        30,602,000
Other Assets                                                               15,743,000        19,630,000
-------------------------------------------------------------------------------------------------------
        Total Assets                                                     $216,998,000      $185,956,000
-------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.


CONSOLIDATED BALANCE SHEETS

March 31,                                                                              1998                  1997
-----------------------------------------------------------------------------------------------------------------
LIABILITIES
Current Liabilities
        Current portion of long-term debt                                      $      2,000          $     35,000
        Accounts payable                                                          8,174,000             8,901,000
        Income taxes payable                                                      4,371,000                     -
        Accrued liabilities
             Wages and commissions                                                7,964,000             6,579,000
             Workers' compensation                                                1,666,000             1,128,000
             Other                                                                6,017,000             4,365,000
-----------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                                28,194,000            21,008,000
-----------------------------------------------------------------------------------------------------------------

Non-Current Liabilities (including deferred compensation of
 $10,787,000 in 1998 and $9,443,000 in 1997)                                     12,184,000            12,192,000
Long-term Debt                                                                   50,555,000            51,503,000
Commitments and Contingencies

STOCKHOLDERS' EQUITY
        Preferred stock - authorized 1,000,000 shares of $.01 par
           value; none issued
        Common stock -- authorized 30,000,000 shares of $.01 par
           value; issued shares, 16,611,749 in 1998 and 16,445,332
           in 1997; outstanding shares, 12,416,827 in 1998 and
           12,250,427 in 1997                                                       166,000               164,000
        Additional paid-in capital                                               40,236,000            37,021,000
        Retained earnings                                                       159,366,000           137,750,000
        Foreign currency translation adjustment                                     113,000               132,000
        Treasury stock (4,194,922 shares in 1998 and 4,194,905
           shares in 1997), at cost                                             (73,816,000)          (73,814,000)
-----------------------------------------------------------------------------------------------------------------
        Total Stockholders' Equity                                              126,065,000           101,253,000
-----------------------------------------------------------------------------------------------------------------
        Total Liabilities and Stockholders' Equity                             $216,998,000          $185,956,000
-----------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.


STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY


                                                                                                           FOREIGN
                                                                     ADDITIONAL                            CURRENCY
                                      ISSUED            COMMON        PAID-IN            RETAINED         TRANSLATION     TREASURY
                                      SHARES*           STOCK         CAPITAL            EARNINGS         ADJUSTMENTS      STOCK
------------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1995            16,124,144        $161,000     $31,079,000         $115,754,000        $ 261,000   $(1,661,000)


Net Income for the year                       -               -               -           16,950,000                -             -

Cash Dividends declared - $.44
 per share                                    -               -               -           (7,059,000)               -             -


Exercise of stock options and
 issuance of treasury stock             161,199           2,000       3,169,000           (1,461,000)               -        11,000


Stock repurchase                              -               -               -                    -                -   (71,871,000)


Foreign currency translation
 adjustments and other                        -               -               -                    -         (504,000)            -

------------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1996            16,285,343         163,000      34,248,000          124,184,000         (243,000)  (73,521,000)


Net Income for the year                       -               -               -           15,888,000                -             -

Cash Dividends declared - $.12
 per share                                    -               -               -           (1,460,000)               -             -


Exercise of stock options and
 issuance of treasury stock             159,989           1,000       2,773,000             (862,000)               -             -


Stock repurchase                              -               -               -                    -                -      (293,000)


Foreign currency translation
 adjustments and other                        -               -               -                    -          375,000             -

------------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1997            16,445,332         164,000      37,021,000           137,750,000         132,000   (73,814,000)


Net Income for the year                       -               -               -           24,380,000                -             -

Cash Dividends declared - $.12
 per share                                    -               -               -           (1,480,000)               -             -


Exercise of stock options and
 issuance of treasury stock             166,417           2,000       3,215,000           (1,316,000)               -             -


Stock repurchase                              -               -               -                    -                -        (2,000)


Foreign currency translation
 adjustments and other                        -               -               -               32,000          (19,000)             -

------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998            16,611,749        $166,000     $40,236,000         $159,366,000        $ 113,000  $(73,816,000)
------------------------------------------------------------------------------------------------------------------------------------


* Outstanding shares at March 31, 1998, 1997 and 1996 were 12,416,827, 12,250,427 and 12,105,840, respectively.

The Notes to Consolidated Financial Statements are an integral part of these statements.


STATEMENTS OF CONSOLIDATED CASH FLOWS

Years Ended March 31,                                                      1998                1997                 1996
----------------------------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities
Net income                                                         $ 24,380,000        $ 15,888,000         $ 16,950,000
Adjustments to reconcile net income to net cash provided by
 operating activities
        Depreciation and amortization                                 7,024,000           6,249,000            5,069,000
        Amortization of goodwill                                      1,401,000           1,200,000            1,086,000
        Gain from sale of assets                                     (9,899,000)           (511,000)             (46,000)
        Provision for loss from sale of subsidiary                    4,500,000                   -                    -
        Changes in operating assets and liabilities, net
           of effect of business acquisitions
               Receivables                                              277,000          (2,046,000)          (4,833,000)
               Inventories                                            1,599,000          (2,711,000)          (1,852,000)
               Other non-current assets                               2,685,000          (2,239,000)            (215,000)
               Accounts payable                                         372,000             603,000               (8,000)
               Accrued liabilities                                    7,737,000              49,000              118,000
               Other non-current liabilities                            948,000           1,417,000            2,639,000
        Other                                                        (4,308,000)          1,305,000           (1,582,000)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                            36,716,000          19,204,000           17,326,000
----------------------------------------------------------------------------------------------------------------------------
Cash Flow From Investing Activities
        (Purchases) sales of short-term investments, net             (9,990,000)            965,000           18,937,000
        Purchase of non-cash assets of acquired
           businesses                                                (9,022,000)         (1,936,000)         (11,748,000)
        Expenditures for property, plant and equipment              (14,585,000)        (10,822,000)          (8,657,000)
        Payment of note from sale of property                         2,450,000                   -                    -
        Proceeds from sale of assets                                  8,740,000           1,651,000            1,670,000
        Other                                                            75,000            (142,000)             324,000
----------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                 (22,332,000)        (10,284,000)             526,000
----------------------------------------------------------------------------------------------------------------------------
Cash Flow From Financing Activities
        Stock repurchases                                                (2,000)           (293,000)         (71,871,000)
        Cash dividends paid                                          (1,480,000)         (1,460,000)          (7,059,000)
        Proceeds from issuance of long-term debt                              -                   -           50,000,000
        Payments of long-term debt                                      (35,000)           (273,000)            (253,000)
        Exercise of stock options                                     1,901,000           1,912,000            1,710,000
        Other (including effect of exchange rate changes)                10,000             377,000             (493,000)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                     394,000             263,000          (27,966,000)
----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                 14,778,000           9,183,000          (10,114,000)
Cash and cash equivalents at beginning of period                     16,201,000           7,018,000           17,132,000
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                         $ 30,979,000        $ 16,201,000         $  7,018,000
----------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 1

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash Equivalents

Cash equivalents include mutual funds, treasury bills and other highly liquid investments with maturities of three months or less. As of March 31, 1998 and 1997, the carrying values of cash equivalents approximated market values.

Short-term Investments

Short-term investments at March 31, 1998 consist primarily of government agency notes and bonds with maturities greater than three months that are classified as securities available-for-sale. Market prices, which approximated cost at the balance sheet date, are reasonable estimates of the portfolio's fair value.

Inventories

Inventories are stated at the lower of cost (first-in, first-out or average) or market.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Capital leases and leasehold improvements are amortized over the life of the related assets or the life of the lease, whichever is shorter.

Intangible Assets

Costs in excess of the fair value of net assets acquired in purchase transactions are recorded as goodwill and amortized over periods of up to 40 years. The Company reviews the recoverability of intangible assets to determine if there has been any impairment. Such review includes estimating future cash flows based on operating performance and future prospects of the business.

Earnings Per Share

During the third quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement requires the disclosure of basic and diluted earnings per share. All prior period earnings per share data in these financial statements have been restated in accordance with SFAS No. 128.

In accordance with SFAS No. 128, earnings per share were computed as follows:

                                                             1998              1997             1996
---------------------------------------------------------------------------------------------------------
Numerator:
   Net income                                            $24,380,000        $15,888,000     $16,950,000

Denominator:
   Weighted average common shares outstanding for
     basic earnings per share                             12,340,000         12,177,000      15,719,000

   Net effect of dilutive options based on the treasury
     stock method using average market price                 282,000            238,000         147,000
---------------------------------------------------------------------------------------------------------
   Weighted average common and equivalent shares
     outstanding for diluted earnings per share           12,622,000         12,415,000      15,866,000
--------------------------------------------------------------------------------------------------------
Basic Earnings Per Share                                 $      1.98        $      1.30     $      1.08

Diluted Earnings Per Share                               $      1.93        $      1.28     $      1.07
--------------------------------------------------------------------------------------------------------

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the year-end exchange rate and gains and losses are being accumulated in stockholders' equity. The related income statement is translated at the average exchange rate for the year.

Supplemental Cash Flow Information

For the years ended March 31, 1998, 1997 and 1996, cash paid for income taxes, net of refunds, was $12,157,000, $11,696,000 and $12,065,000, respectively, and cash paid for interest on long-term debt was $3,555,000, $3,801,000 and $118,000, respectively.

In connection with acquisitions during fiscal years 1998, 1997 and 1996, the following liabilities were assumed:

                                                                1998                   1997                 1996
--------------------------------------------------------------------------------------------------------------------
Estimated fair value of tangible assets acquired            $ 1,216,000           $ 2,488,000           $  9,696,000
Goodwill and identifiable intangible assets                   7,806,000             1,331,000              3,899,000
Net cash paid                                                (9,022,000)           (1,936,000)           (11,748,000)
--------------------------------------------------------------------------------------------------------------------
Liabilities assumed                                         $         -           $ 1,883,000           $  1,847,000
--------------------------------------------------------------------------------------------------------------------

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash equivalents, short-term investments and receivables. The Company places its cash equivalents and short-term investments with high credit quality institutions and limits the amount of credit exposure with any one institution. Credit risk on trade receivables is minimized as a result of the diverse nature of the Company's customer base. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Standards

During the third quarter of fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share." This statement requires the disclosure of basic and diluted earnings per share and supersedes the Company's previous standards for computing earnings per share under Accounting Principles Board No. 15. All prior period earnings per share data have been restated in accordance with the new standard.

In June 1997, Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." Both statements are effective for fiscal years beginning after December 15, 1997. The Company is assessing the required disclosures and will adopt these statements in fiscal 1999.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, receivables, accounts payable and debt instruments. The carrying values of all financial instruments, other than debt instruments, are representative of their fair values due to their short maturities. The estimated fair value of the notes payable has been determined using quoted prices of debt instruments with similar terms and maturities and approximates carrying value.

Impairment of Long-lived Assets

During 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Under the provisions of this statement, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write down would be recorded to reduce the related asset to its estimated fair value.

Report Presentation

Certain amounts reported in prior years have been reclassified to conform to the 1998 presentation.

NOTE 2

Property, Plant and Equipment

Property, plant and equipment and accumulated depreciation and amortization at March 31, 1998 and 1997 consisted of:

                                               Estimated
                                              Useful Lives                1998/1/            1997
----------------------------------------------------------------------------------------------------
Land                                                                 $  3,248,000        $ 2,866,000
Buildings/land improvements                        10-40 years         20,593,000         20,835,000
Machinery/equipment                                 3-15 years         71,526,000         68,894,000
Leasehold improvements                               5-9 years          4,525,000          4,646,000
----------------------------------------------------------------------------------------------------
Total                                                                  99,892,000         97,241,000
Less accumulated depreciation and
 amortization                                                          50,887,000         52,866,000
----------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                   $ 49,005,000        $44,375,000
----------------------------------------------------------------------------------------------------

/1/ Excludes amounts included in net assets held for sale (Note 12)

NOTE 3

Employee Benefits

The Company has a defined contribution pension plan and, as of January 1, 1995, a 401(k) plan which cover all employees who have completed at least one year of service and are employed by U.S. divisions that have elected to participate.

The pension plan cost, which is fully funded on a current basis, is based upon percentages of eligible employees' compensation. The Company's contributions to the pension plan aggregated $1,758,000, $1,607,000 and $1,539,000 in 1998, 1997 and 1996, respectively, and to the 401(k) plan aggregated $513,000, $489,000 and $427,000 in 1998, 1997 and 1996, respectively.

The Company has a nonqualified deferred compensation plan for key employees who can elect to have a portion of their compensation deferred. The amounts set aside earn interest at rates generally higher than the average prime interest rate. Interest expense accrued on the participants' accounts totaled $1,015,000, $862,000 and $714,000 in 1998, 1997 and 1996, respectively.
Generally, payment of a participant's account balance will be deferred until death, disability, retirement or termination.

NOTE 4

Long-term Debt

At March 31, 1998 and 1997, long-term debt consisted of:

                                                                     1998                1997
-------------------------------------------------------------------------------------------------
Senior promissory notes, due March 8, 2011                        $50,000,000         $50,000,000
Other notes payable, due July 3, 2002 and March 31, 2005            1,525,000           1,538,000
-------------------------------------------------------------------------------------------------
Total                                                              51,525,000          51,538,000
Less:
    Amount included in net assets held for sale (Note 12)             968,000                   -
    Current portion                                                     2,000              35,000
-------------------------------------------------------------------------------------------------
Total long-term debt                                              $50,555,000         $51,503,000
-------------------------------------------------------------------------------------------------

The senior promissory notes bear interest at 7.13%, and are payable in 11 annual payments of $4,545,000 beginning March 8, 2001. The proceeds from the notes were used solely for the repurchase of the Company's common stock in a Dutch Auction Tender Offer (refer to Note 7) and for payment of related expenses. Other notes payable have imputed interest rates ranging from 8.5% to 10%.

In March 1998, the Company negotiated a $50,000,000 shelf facility for future acquisitions. The interest rate for the shelf facility would be based on U.S. Treasury rates at the time of borrowing.

Aggregate maturities of long-term debt over the next five fiscal years are as follows: $57,000 in 1999, $239,000 in 2000, $4,826,000 in 2001, $4,870,000 in
2002, $4,915,000 in 2003 and $36,618,000 thereafter.

NOTE 5

Acquisitions and Divestiture

The Company acquired one company during fiscal 1998 and two companies in fiscal 1997, all of which complement existing operations. These acquisitions were accounted for using the purchase method of accounting. The operating results of the entities acquired, which were not material, were included in the consolidated financial statements from their respective acquisition dates. The purchase prices of these acquisitions were allocated to the net assets acquired, including intangible assets, based upon their estimated fair values at the dates of acquisition. Intangible assets, principally the excess of cost over the fair value of identifiable net assets of these purchased businesses, are being amortized using the straight-line method over a period of 15 to 20 years.

During fiscal 1997, the Company completed the sale of Anvil Cases, Inc., a subsidiary of the Company, which manufactures riveted cases primarily for the music, packaging specialists and audio/video markets. The gain on the sale of Anvil Cases, Inc. was not material.

The pro forma effect of these transactions on 1998 and 1997 was not material.

NOTE 6

Common Stock

The Company has a stock option plan that provides for the granting of options to purchase shares of the Company's stock to directors, officers and other key employees at a price not less than the fair market value on the date of grant. Options are granted for terms of five to eight years and are exercisable in annual installments (generally one-third of the total grant) commencing one year from date of grant, on a cumulative basis.

The Company's stock option plan provides for the granting of qualified and nonqualified options as well as stock appreciation rights ("SARs") in tandem with options. The SARs entitle a holder to receive an amount equal to the excess of the fair market value of the Company's common stock on the date of exercise over the option price. The exercise of SARs automatically cancels the option on the related shares. Compensation expense recognized in connection with SARs during the years ended March 31, 1998, 1997 and 1996 was not material.

Changes in the number of shares subject to options during the three years ended March 31, 1998, are summarized as follows:

                                                           1998                            1997                        1996
-------------------------------------------------------------------------------------------------------------------------------
                                                          WEIGHTED                       WEIGHTED                    WEIGHTED
                                                        AVG. EXERCISE                  AVG. EXERCISE               AVG. EXERCISE
                                      SHARES               PRICE          SHARES           PRICE        SHARES        PRICE
-------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year      810,228             $15.22          826,741        $13.60         866,048         $12.82
Granted                               161,732             $26.98          216,900        $19.47         253,500         $15.39
Exercised                            (211,435)            $13.18         (204,378)       $13.17        (250,871)        $12.74
Cancelled or expired                  (18,621)            $18.96          (29,035)       $15.13         (41,936)        $13.45
-------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year            741,904             $18.23          810,228        $15.22         826,741         $13.60
-------------------------------------------------------------------------------------------------------------------------------
Options exercisable at year-end       377,589                             392,262                       370,447
Weighted average fair value of
 options granted during the year      $  8.53                             $  6.10                       $  4.62
Options available for future grant    413,657                              56,768                       255,868
------------------------------------------------------------------------------------------------------------------------------

In July 1997, the stockholders of the Company approved the increase in the number of shares available for grant of options by 500,000.

The Company has recognized no compensation cost for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income and earnings per share would have been as follows:

                                          1998          1997          1996
--------------------------------------------------------------------------------
Pro forma net income                  $23,777,000   $15,552,000   $16,853,000
Pro forma basic earnings per share    $      1.93   $      1.28   $      1.07
Pro forma diluted earnings per share  $      1.88   $      1.25   $      1.06

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal years 1998, 1997 and 1996, respectively: risk-free interest rate of 6.1%, 6.3% and 5.8%; expected volatility of 22.9%, 22.6% and 23.3%; dividend yield of .4%, .6% and .8%; and an expected life of five years. No adjustments have been made for non-transferability or risk of forfeiture.

The following table summarizes information about stock options outstanding at March 31, 1998:


                           OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
-------------------------------------------------------------  ------------------------------------------
                                     WEIGHTED AVG.   WEIGHTED
                         NUMBER        REMAINING       AVG.
    RANGE OF         OUTSTANDING AT   CONTRACTUAL    EXERCISE    NUMBER EXERCISABLE AT      WEIGHTED AVG.
 EXERCISE PRICES     MARCH 31, 1998      LIFE         PRICE         MARCH 31, 1998         EXERCISE PRICE
-------------------------------------------------------------  ------------------------------------------
$ 11.31 - $ 13.75        216,103          2.6         $13.14       216,103                $13.14
$ 15.38 - $ 15.63        176,416          4.6         $15.39       105,050                $15.39
$ 19.38 - $ 21.38        190,303          5.6         $19.48        56,436                $19.49
$ 25.75 - $ 27.69        159,082          6.6         $26.98

NOTE 7

Common Stock Repurchase

In February 1996, the Company repurchased approximately 4,019,000 shares of its common stock at a cost of approximately $71,871,000 in a Dutch Auction Tender Offer. The source of the funds to repurchase the shares was provided by the issuance of promissory notes totaling $50,000,000 by the Company (refer to Note 4), together with available cash and cash derived from the sale of short-term investments.

In November 1996, the Board of Directors authorized the repurchase of up to an additional 400,000 shares, as well as shares of "odd lot" stockholders.
During fiscal 1998 and 1997, total shares repurchased were insignificant.

NOTE 8

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities.

The provision for income taxes is summarized as follows:

                          1998                   1997                   1996
--------------------------------------------------------------------------------
Current
           Federal    $15,246,000            $ 8,470,000            $10,031,000
           State        3,085,000              1,432,000              2,145,000
Deferred
           Federal     (1,502,000)               708,000               (740,000)
           State         (309,000)               (17,000)              (139,000)
--------------------------------------------------------------------------------
Total                 $16,520,000            $10,593,000            $11,297,000
--------------------------------------------------------------------------------

Deferred tax assets and liabilities comprised the following as of:

March 31,                                       1998                                           1997
--------------------------------------------------------------------------------------------------------------------------------
                                   DEFERRED TAX         DEFERRED TAX             DEFERRED TAX       DEFERRED TAX
                                      ASSETS            LIABILITIES                 ASSETS           LIABILITIES
--------------------------------------------------------------------------------------------------------------------------------
Depreciation/amortization           $        -          $3,093,000                 $        -          $2,814,000
Provision for estimated expenses     2,689,000                                        444,000
Employee benefit plans               6,292,000                                      5,353,000
State and foreign taxes                                    135,000                                        235,000
Other                                                    1,803,000                                        884,000
--------------------------------------------------------------------------------------------------------------------------------
Total                               $8,981,000          $5,031,000                 $5,797,000          $3,933,000
--------------------------------------------------------------------------------------------------------------------------------

A reconciliation between the income taxes computed at the federal statutory rate and the provision for income taxes is as follows:

                                                             1998                   1997                 1996
-----------------------------------------------------------------------------------------------------------------
Income taxes computed at the Federal statutory rate         $14,315,000          $ 9,268,000          $ 9,886,000
State income taxes, net of Federal income tax benefit         1,803,000              909,000            1,304,000
Tax-exempt income                                              (168,000)             (97,000)             (90,000)
Other                                                           570,000              513,000              197,000
-----------------------------------------------------------------------------------------------------------------
Total provision                                             $16,520,000          $10,593,000          $11,297,000
-----------------------------------------------------------------------------------------------------------------
Effective income tax rate                                          40.4%                40.0%                40.0%
-----------------------------------------------------------------------------------------------------------------

NOTE 9

Commitments

Future minimum lease payments under operating leases at March 31, 1998 are summarized as follows:


Year Ending March 31,
               1999                 $2,306,000
               2000                  1,809,000
               2001                  1,460,000
               2002                  1,382,000
               2003                    922,000
         Thereafter                  1,979,000
----------------------------------------------
Total                               $9,858,000
----------------------------------------------

Rental expense under operating leases was $2,346,000, $2,090,000, and $2,059,000 for 1998, 1997 and 1996, respectively. Obligations under capital leases at March 31, 1998 were not material.

NOTE 10

CONTINGENT LIABILITIES

Environmental Matters

In November 1996, the Company, along with 39 other potentially responsible parties ("PRPs"), received an Administrative Order for Remedial Action from the U.S. Environmental Protection Agency (the "EPA") with regard to implementation of the interim remedy for the Glendale North and Glendale South Operable Units of the San Fernando Valley Superfund Site near Los Angeles, California ("the Site"). An administrative order on consent relating to the design work for the interim remedies was entered into in March 1994 between the EPA and 24 PRPs, including the Company. The design work is complete. In addition, the Company, through the PRP Group, is responding to a unilateral order received on October 1, 1997 from the EPA for the construction, operation and maintenance of the interim remedy.

An arbitrated award has resulted in the allocation of a 58.8% share of the total costs associated with the Site to certain Burbank Operable Unit PRPs. The remaining 41.2% share was allocated to the Glendale PRPs, including the Company. The Company has provided reserves of approximately $1,400,000 for its estimated share of the total costs of construction, operation and maintenance of the EPA selected remedy, as well as certain response and oversight costs of the EPA and the State of California in connection with the Site. The Company's liabilities for these costs are based on management's best estimate of undiscounted future costs, excluding possible insurance recoveries. The Company's ultimate liability related to environmental matters at the Site is dependent upon a variety of factors, including changes in the cost of the construction, operation and maintenance of the interim remedy and the final remedy, as well as any changes to the allocation of those costs among the PRPs including any additional participants. The Company has received favorable rulings from the U.S. District Court in response to its claim for reimbursement of defense costs related to the Site from its insurance carriers. These rulings are currently being appealed by the insurance carriers.

The Company is also engaged in remediation and/or environmental monitoring at three other locations, and has been named by the State of California and/or the EPA as a de minimus potentially responsible party at two locations. The Company has provided reserves, which are not deemed to be material, for the cleanup costs associated with these sites to the extent they could be reasonably estimated at this time.

Other Matters

The Company is subject to legal proceedings that arise in the ordinary course of its business activities. In the opinion of management, any liability that may result from the resolution of these matters will not have a material adverse effect on its financial statements.

NOTE 11

Segment Information

Business segment information as of and for the years ended March 31, 1998, 1997 and 1996 is as follows:

                                                   1998                      1997                      1996
---------------------------------------------------------------------------------------------------------------
Net sales
     Enclosures and Accessories                $205,845,000              $175,119,000              $152,378,000
     Other                                       52,900,000                50,323,000                53,869,000
---------------------------------------------------------------------------------------------------------------
     Consolidated                              $258,745,000              $225,442,000              $206,247,000
Operating income
     Enclosures and Accessories                $ 38,240,000              $ 31,312,000              $ 30,547,000
     Other                                          954,000/1/              4,222,000                 2,435,000
     Corporate                                   (7,260,000)               (6,745,000)               (6,376,000)
---------------------------------------------------------------------------------------------------------------
     Consolidated                              $ 31,934,000              $ 28,789,000              $ 26,606,000
---------------------------------------------------------------------------------------------------------------
Identifiable assets at year end
     Enclosures and Accessories                $118,563,000              $102,194,000              $ 99,570,000
     Other                                       36,366,000                46,519,000                47,264,000
     Corporate                                   62,069,000                37,243,000                19,004,000
---------------------------------------------------------------------------------------------------------------
     Consolidated                              $216,998,000              $185,956,000              $165,838,000
---------------------------------------------------------------------------------------------------------------
Depreciation and amortization
     Enclosures and Accessories                $  5,244,000              $  4,283,000              $  3,280,000
     Other                                        1,780,000                 1,966,000                 1,789,000
---------------------------------------------------------------------------------------------------------------
     Consolidated                              $  7,024,000              $  6,249,000              $  5,069,000
---------------------------------------------------------------------------------------------------------------
Capital expenditures
     Enclosures and Accessories                $ 13,181,000              $  9,063,000              $  6,573,000
     Other                                        1,404,000                 1,759,000                 2,084,000
---------------------------------------------------------------------------------------------------------------
     Consolidated                              $ 14,585,000              $ 10,822,000              $  8,657,000
---------------------------------------------------------------------------------------------------------------

/1/ Includes $4,500,000 provision for loss on sale of European subsidiary (Note
12)

The Company's Enclosures and Accessories segment consists of products that serve the system packaging, thermal management and engineered case requirements of the telecommunications, instrumentation, data processing and government/military markets of the electronics industry. These products include card cages for printed circuit boards, backplanes, filter fan packages and microprocessor-controlled fan trays, blowers, motorized impellers, heat exchangers, air conditioners and computerized thermal management controls, electronic cabinets and consoles, cable management racks, deep drawn aluminum ZERO boxes and cases, fabricated cases, specialized case hardware and other specialized enclosures sold to the electronics industry. The Company also manufactures and sells air cargo enclosures and hardware, aluminum luggage, camera cases, industrial carrying cases, food service containers and other custom metal products.

The following presents a summary of operations by geographic area as of and for the years ended March 31, 1998, 1997 and 1996:

                                                    1998                     1997                      1996
---------------------------------------------------------------------------------------------------------------
Net sales
     U.S. operations                           $ 228,827,000             $201,784,000              $183,662,000
     European operations                          29,918,000               23,658,000                22,585,000
---------------------------------------------------------------------------------------------------------------
     Consolidated                              $ 258,745,000             $225,442,000              $206,247,000
---------------------------------------------------------------------------------------------------------------
Net sales between operations                   $   3,158,000             $  2,198,000              $  3,230,000
---------------------------------------------------------------------------------------------------------------
Operating income
     U.S. operations                           $  34,436,000             $ 29,444,000              $ 25,163,000
     European operations                          (2,502,000)/1/             (655,000)                1,443,000
---------------------------------------------------------------------------------------------------------------
     Consolidated                              $  31,934,000             $ 28,789,000              $ 26,606,000
---------------------------------------------------------------------------------------------------------------
Identifiable assets at year end
     U.S. operations                           $ 209,492,000             $168,242,000              $149,394,000
     European operations                           7,506,000               17,714,000                16,444,000
---------------------------------------------------------------------------------------------------------------
     Consolidated                              $ 216,998,000             $185,956,000              $165,838,000
---------------------------------------------------------------------------------------------------------------

/1/ Includes $4,500,000 provision for loss on sale of European subsidiary (Note
12)

Total export sales from U.S. operations and net sales from European operations were $45,817,000, $36,276,000, and $34,323,000, or 18%, 16% and 17% of total net sales, for the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

Sales under U.S. government contracts and subcontracts were less than of 10% of total sales in fiscal 1998, 1997 and 1996.

NOTE 12

Special Items

During 1998, the Company recognized a $7,024,000 pre-tax net gain consisting of the following:


------------------------------------------------------------------------------
Gain from life insurance                                           $ 1,709,000
Gain from sale of property                                           9,815,000
Provision for estimated loss on sale of subsidiary                  (4,500,000)
------------------------------------------------------------------------------
Special Items                                                      $ 7,024,000
------------------------------------------------------------------------------

The Company recognized a non-taxable gain of $1,709,000 in the second quarter of fiscal 1998 from insurance proceeds on the life of its former Vice President of Marketing and Sales. In March 1998, the Company completed the sale of its facility in Burbank, California. The sale price consisted of cash of $8,740,000 and a receivable of $4,000,000 included in Other Current Assets in the Consolidated Balance Sheet, resulting in a pre-tax gain of $9,815,000.

During the fourth quarter of fiscal 1998, the Company completed its evaluation of a European subsidiary and approved a plan for its disposition. As of March 31, 1998, this subsidiary is classified as net assets held for sale and is included in noncurrent Other Assets in the Consolidated Balance Sheet. Based on the Company's evaluation of this subsidiary, a $4,500,000 nonrecurring charge was recorded in fiscal 1998.

NOTE 13

Subsequent Events

On April 6, 1998, the Company entered into a definitive merger agreement with Applied Power Inc. ("API") pursuant to which it would become a wholly owned subsidiary of API (the "Merger"). Stockholders of the Company would receive
0.85 share of API for each share of ZERO stock. The merger agreement has been approved by both companies' boards but is subject to stockholder approval and satisfaction of other conditions. The Merger is structured to be tax free to ZERO stockholders and will be accounted for as a pooling of interests. Completion of the Merger is expected in July 1998.


----------------------------------------------------------------------------------------------------------
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                      INCOME                      BASIC         DILUTED
                           NET          GROSS         BEFORE         NET       EARNINGS PER   EARNINGS PER
QUARTER ENDED:            SALES        PROFIT      INCOME TAXES     INCOME        SHARE          SHARE
----------------------------------------------------------------------------------------------------------
March 31, 1998         $62,818,000   $22,137,000    $14,553,000   $7,871,000       $   0.63       $   0.62
December 31, 1997       66,910,000    22,118,000      8,619,000    5,189,000           0.42           0.41
September 30, 1997      64,465,000    21,526,000      9,723,000    6,517,000           0.53           0.52
June 30, 1997           64,552,000    21,578,000      8,005,000    4,803,000           0.39           0.38

March 31, 1997         $58,845,000   $18,975,000    $ 6,863,000   $4,167,000       $   0.34       $   0.33
December 31, 1996       58,546,000    19,210,000      6,878,000    4,199,000           0.34           0.34
September 30, 1996      53,387,000    17,372,000      6,310,000    3,722,000           0.31           0.30
June 30, 1996           54,664,000    18,754,000      6,430,000    3,800,000           0.31           0.31

                                                                     SCHEDULE II



                       ZERO CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996


                                                                         Doubtful
                                         Balance at       Provision      Accounts                         Balance at
                                        Beginning of     Charged to      Written            Other           End of
                                            Year           Income         Off/1/         Deductions/2/       Year
-------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:

April 1, 1997 to March 31, 1998           $607,000        $387,000       $(135,000)         $(41,000)     $  818,000

April 1, 1996 to March 31, 1997           $759,000        $101,000       $(253,000)                       $  607,000

April 1, 1995 to March 31, 1996           $724,000        $236,000       $(201,000)                       $  759,000








-----------------------------------
/1/  Net of recoveries

/2/ Adjusted for net assets held for sale (see Note 12 of Notes to Consolidated Financial Statements)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ZERO Corporation

Dated: June 18, 1998                     /s/ Wilford D. Godbold, Jr.
                                         ----------------------------
                                         Wilford D. Godbold, Jr.
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


SIGNATURE                          TITLE                          DATE
---------                          -----                          ----

/s/ George A. Daniels              Vice President and Chief
----------------------------       Financial Officer              June 18, 1998
George A. Daniels

/s/ Diane N. Kajikami              Controller and Chief
----------------------------       Accounting Officer             June 18, 1998
Diane N. Kajikami


DIRECTORS:

/s/ Gary M. Cusumano               Director                       June 18, 1998
----------------------------
Gary M. Cusumano

/s/ Bruce J. DeBever               Director                       June 18, 1998
----------------------------
Bruce J. DeBever

/s/ John B. Gilbert                Director                       June 18, 1998
----------------------------
John B. Gilbert

/s/ Wilford D. Godbold, Jr.        President, Chief Executive
----------------------------       Officer and Director           June 18, 1998
Wilford D. Godbold, Jr.

/s/ Howard W. Hill                 Director                       June 18, 1998
----------------------------
Howard W. Hill

/s/ Whitney A. McFarlin            Director                       June 18, 1998
----------------------------
Whitney A. McFarlin

                       ZERO CORPORATION AND SUBSIDIARIES

                             FORM 10-K, ITEM 14(c)

                            EXHIBITS FILED HEREWITH


3.1 Certificate of Amendment of Restated Certificate of Incorporation dated October 23, 1990.

3.2   Bylaws of ZERO Corporation, as amended on July 22, 1992 and April 22,
      1994.

4.1b  Amendment to Private Shelf Agreement dated November 11, 1996.

4.1c Second Amendment/Consent Under Private Shelf Agreement dated February 10, 1998.

10.2 Amendment No. 1 effective July 24, 1996 and Amendment No. 2 effective October 22, 1997 to the ZERO Corporation 1988 Stock Option Plan.

10.3 Amendment No. 1 effective July 24, 1996 and Amendment No. 3 effective October 22, 1997 to the ZERO Corporation 1994 Stock Option Plan.

10.4 ZERO Corporation Pension Restoration Plan adopted by the Board of Directors on January 19, 1994.

10.9 ZERO Corporation Joint Life Insurance Plan and Agreement dated March 31, 1989, as amended effective April 1, 1994 and further amended on October 22, 1997 and January 19, 1998.

10.10 ZERO Corporation Joint Life Insurance Plan and Agreement dated April 1, 1994, as amended effective October 22, 1997 and January 19, 1998.

21    Subsidiaries of Registrant as of March 31, 1998.

23    Independent Auditors' Consent.

27    Financial Data Schedule.